Form 10QSB
period 2003-09-30
ALTERNATIVE ENERGY SOURCES INC
filed 2003-11-14
CIK 1175867

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-QSB

                  Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                     For Period ended September 30, 2003
                       Commission File Number 333-103096

                         ALTERNATIVE ENERGY SOURCES, INC.
                         --------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                            74-3038728
               --------                            ----------
       (State of Incorporation)         (I.R.S. Employer Identification No.)

                              610 North Howard
                              Tekoa, WA 99033
                           -------------------
             (Address of Principal Executive Offices) (Zip Code)

                                 (509) 626-8316
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  x     No
                                  -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date. As of September 30, 2003, the registrant had 8,300,000 shares of common stock, $0.0001 par value, issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements - Unaudited

Balance Sheet as of September 30, 2003.

Statements of Operations for the three-months ended September 30, 2002 and 2003, and the period of inception (April 8, 2002) to September 30, 2002, and for the nine months ended September 30, 2003, and for the period from Inception (April 8, 2002) to September 30, 2003.

Statements of Cash Flows the period of inception (April 8, 2002) to September 30, 2002, the nine months ended September 30, 2003 and the period from inception (April 8, 2002) to September 30, 2003.

Notes to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.  Controls and Procedures

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
Item 2.  Changes in Securities and Use of Proceeds.
Item 3.  Defaults Upon Senior Securities.
Item 4.  Submission of Matters to a Vote of Security Holders.
Item 5.  Other Information.
Item 6.  Exhibit and Reports on Form 8-K

         Exhibits
         Reports on Form 8-K

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                        Alternative Energy Sources, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                               September 30, 2003
                                   (Unaudited)

                                     Assets

Current assets
  Cash                                                                 $  3,005
                                                                       ========

                         Liabilities and Stockholders' Equity


Total current liabilities                                              $   --
                                                                       --------

Stockholders' equity
  Common stock, $.0001 par value, 75,000,000 shares authorized,
   8,200,000 shares issued and outstanding                                  820
  Additional paid-in capital                                             19,780
  (Deficit) accumulated during the development stage                    (17,595)
                                                                       --------
                                                                          3,005
                                                                       --------
                                                                       $  3,005
                                                                       ========
See accompanying notes to financial statements.


                                              Alternative Energy Sources, Inc.
                                               (A Development Stage Company)
                                                  Statements of Operations
               the Three Months Ended September 30, 2002 and 2003, the Period From Inception (April 8, 2002)
                          to September 30, 2002, the Nine Months Ended September 30, 2003 and the
                                Period From Inception (April 8, 2002) to September 30, 2003
                                                        (Unaudited)


                                                   Three Months   Three Months                  Nine Months
                                                      Ended          Ended      Inception to       Ended      Inception to
                                                   September 30,  September 30, September 30,  September 30,  September 30,
                                                       2002           2003          2002            2003         2003
                                                   -----------    -----------    -----------    -----------    -----------
Revenue                                            $      --      $      --      $      --      $      --      $      --
                                                   -----------    -----------    -----------    -----------    -----------

Operating Costs and Expenses:
  General and administrative                             1,500          4,116          3,000         12,935         17,595
                                                   -----------    -----------    -----------    -----------    -----------

Net (loss)                                         $    (1,500)   $    (4,116)   $    (3,000)   $   (12,935)   $   (17,595)
                                                   ===========    ===========    ===========    ===========    ===========

Per Share Information - basic and fully diluted:

Weighted average common shares outstanding           7,475,545      8,200,000      6,301,430      8,200,000      7,057,018
                                                   ===========    ===========    ===========    ===========    ===========

(Loss) per share                                   $     (0.00)   $     (0.00)   $     (0.00)   $     (0.00)   $     (0.00)
                                                   ===========    ===========    ===========    ===========    ===========

See accompanying notes to financial statements.


                               Alternative Energy Sources, Inc.
                                (A Development Stage Company)
                                   Statements of Cash Flows
       the Period From Inception (April 8, 2002) to September 30, 2002, the Nine Months
Ended September 30, 2003 and the Period From Inception (April 8, 2002) to September 30, 2003
                                         (Unaudited)


                                                                      Nine Months
                                                        Inception to     Ended      Inception to
                                                        September 30, September 30, September 30,
                                                            2002          2003          2003
                                                          --------      --------      --------
Cash flows from operating activities:
Net (loss)                                                $ (3,000)     $(12,935)     $(17,595)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Contribution of services by shareholder                      3,000         4,500         9,000
                                                          --------      --------      --------
  Net cash (used in) operating activities                     --          (8,435)       (8,595)
                                                          --------      --------      --------

Cash flows from investing activities:
  Net cash provided by (used in) investing activities         --            --            --
                                                          --------      --------      --------

Cash flows from financing activities:
Common shares issued for cash                               11,600          --          11,600
                                                          --------      --------      --------
  Net cash provided by financing activities                 11,600          --          11,600
                                                          --------      --------      --------

Increase (decrease) in cash and cash equivalents            11,600        (8,435)        3,005

Cash and cash equivalents, beginning of period                --          11,440          --
                                                          --------      --------      --------

Cash and cash equivalents, end of period                  $ 11,600      $  3,005      $  3,005
                                                          ========      ========      ========

See accompanying notes to financial statements.

                        Alternative Energy Sources, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2003
                                   (Unaudited)

(1)      Basis Of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of December 31, 2002 and the period from inception (April 8, 2002) to December 31, 2002.

(2)      Earnings Per Share

The Company calculates net income (loss) per share as required by SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods presented common stock equivalents were not considered as their effect would be anti-dilutive.

(3)       Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the nine months ended September 30, 2003 and the period from inception to September 30, 2003, the Company incurred net losses of $12,935 and $17,595. In addition the Company is in the development stage and has no revenue generating operations.

The Company's ability to continue as a going concern is contingent upon its ability to attain profitable operations and secure financing. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

The Company is pursuing equity financing for its operations. Failure to secure such financing or to raise additional capital or borrow additional funds may result in the Company depleting its available funds and not being able pay its obligations.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(4)      Stockholders' Equity

During the nine months ended September 30, 2003 and the period from inception to September 30, 2003 an officer contributed administrative services valued at $4,500 and $9,000 to the capital of the Company.

During the nine months ended September 30, 2003 the Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission to register an aggregate of 3,200,000 shares of common stock held by current shareholders. The Company will receive no proceeds from the sale of these securities.

During September 2003 the Company affected a five for one forward stock split. All share and per share amounts have been restated to give affect to this split.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

Overview

There have been no operating revenues since inception. Management has continued, and plans to continue, to explore the alternative energy marketplace specifically pertaining to wind energy systems throughout Washington, Idaho, Montana, and Oregon (Pacific Northwest). As of September 30, 2003 the Company had $3,005 of cash available. As such, if the Company is unable to begin operations in the next sixty to ninety days and generate revenue from its proposed business of providing consulting services and marketing wind driven energy systems to residential, agricultural, and small businesses throughout the northwest it will severely limit the development of the business and force management to focus primarily on raising additional funds in order for the Company to continue as a going concern.

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES SUCH AS THE DEPENDENCE OF THE COMPANY ON AND THE ADEQUACY OF CASH FLOWS. THESE FORWARD-LOOKING STATEMENTS AND OTHER STATEMENTS MADE ELSEWHERE IN THIS REPORT ARE MADE IN RELIANCE ON THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Plan of Operations

There have been no operating revenues since inception. Management's plan of operation is to market wind energy systems to residential, agricultural and small businesses. Wind energy systems are based upon turbines that transform the kinetic energy of the wind into mechanical or electrical energy that can be harnessed for practical use. A common use of mechanical energy includes the pumping of water in rural or remote locations for irrigation and other agricultural applications. Wind electric turbines generate electricity for homes and businesses and for sale of alternative energy to utility companies. Wind power has the potential of supplying affordable, inexhaustible energy to the customer without causing pollution, generating hazardous wastes, or depleting natural resources. Management's strategy in development of the business is to seek potential clients (residential/agricultural/small businesses) that (1) have a good wind source (min. of 9 mph); (2) have the required space; (3) have the local zoning rules/ process or neighborhood covenants that allow wind turbines on at least 60-80 foot towers; (4) are concerned with future electricity prices and are willing to look at a long term investment; and (5) have a desire to be more self-sufficient or completely independent of the electric utility. Whether there are potential clients within these geographic locations are based upon speculation and is reliant purely upon the opinion of management. Management cannot give any assurance whatsoever those potential clients, if any, will be receptive to the Company's proposed business plan.

Cash Requirements and Need for Additional Funds

As of September 30, 2003, the current cash on hand was $3,005. These funds will be directed first towards maintaining the requirements of a reporting company under the 1934 Act, which will generally include accounting, legal and EDAGR filing fees. Additional funds will be directed towards basic working capital and the capital requirements to continue the Company's development of its proposed business of marketing wind power systems to residential, agricultural, and small businesses throughout the Pacific Northwest.

Management believes the current funds available to the Company will not be sufficient for the continued ongoing operational costs of the Company beyond the next sixty to ninety days. Therefore, it will be necessary to find additional funds either through loans from the officer and/or directors, or through private funding from the sale of the Company's common stock. Currently, no steps have been taken for the furtherance of either of the above options. However, if the Company is unsuccessful in beginning operations and generating revenue or in the alternative is unsuccessful in obtaining additional funding, it will most likely be unable to continue as a going concern.

Product Research and Development

The Company does not anticipate any costs or expenses to be incurred for product research and development within the next twelve months.

There were none and there is no anticipated purchase or sale of plant or significant equipment in the next twelve months.

There are no employees of the Company, excluding the current President, Andrew Stinson, and Director, Bruce Gage, of the corporation and no changes are anticipated in the next twelve months.

Item 3. CONTROLS AND PROCEDURES

Regulations under the Securities Exchange Act of 1934 require public companies to maintain "disclosure controls and procedures," which are defined to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. The Company's Chief Executive Officer, based on his evaluation of the Company's disclosure controls and procedures within 90 days before the filing date of this report, concluded that the Company's disclosure and procedures were effective for this purpose.

Changes In Internal Controls.

There were no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

ITEM 1.      Not applicable.
ITEM 2.      Not applicable.
ITEM 3.      Not applicable.
ITEM 4.      Not applicable.
ITEM 5.      Not applicable.
ITEM 6.      Exhibits and Reports on 8-K:

8-K filed on September 18, 2003. Disclosed a 5:1 forward split of the Company's common stock; the split was effective for all shareholders of record on September 15, 2003. The current report also disclosed the change in the Company's principle executive address as 610 North Howard, Tekoa, WA 99033.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        Alternative Energy Sources, Inc.

        Dated: November 13, 2003              /s/ Andrew Stinson
                                             ----------------------
                                             Andrew Stinson
                                             President, Director

                                  CERTIFICATION
                                  -------------

I, Andrew Stinson, certify that:

1. I have reviewed this annual report on Form 10-QSB of Alternative Energy Sources, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2003

/s/ Andrew Stinson
-------------------
Andrew Stinson
President & Chief Executive Officer

                        CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350,
                         AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Quarterly Report on Form 10-QSB for the three-month period ended September 30, 2003 of Alternative Energy Sources, Inc., a Delaware corporation (the "Company"), as filed with the Securities and Exchange Commission on the date hereof (the "Quarterly Report"), I, Andrew Stinson, Chairman and President of the Company certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Quarterly Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended; and

     2. The information contained in this Quarterly Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

                                /s/ Andrew Stinson
                                -------------------
                                Andrew Stinson
                                Chairman and President
                                November 13, 2003