Form 10KSB
period 2003-12-21
ALTERNATIVE ENERGY SOURCES INC
filed 2004-03-19
CIK 1175867

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  Form 10-KSB
                         Commission File No: 333-103096

(Mark One)

X Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003.

_____Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date. As of December 31, 2003, the registrant had 8,300,000 shares of common stock, $0.0001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes   No X

                               TABLE OF CONTENTS

                           FORM 10-KSB ANNUAL REPORT
                        ALTERNATIVE ENERGY SOURCES, INC.

Statement Regarding Forward-Looking Information

PART I.

Item 1.   Description of Business
Item 2.   Description of Property
Item 3.   Legal Proceedings
Item 4.   Submission of Matters to a Vote of Security Holders


PART II

Item 5.   Market for the Registrant's Common Equity And Related
          Stockholder Matters
Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7.   Financial Statements
Item 8.   Changes in and Disagreements on Accounting and Financial
          Disclosures

Item 8A.  Controls and Procedures

PART III

Item 9.   Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16 (a) of The Exchange Act
Item 10.  Executive Compensation
Item 11.  Security Ownership of Certain Beneficial Owners and
          Management
Item 12.  Certain Relationships and Related Transactions

PART IV

Item 13.  Exhibits and Reports of Form 8-K
Item 14.  Principal Accountant Fees and Services

SIGNATURES
CERTIFICATIONS

PART I

STATEMENT REGARDING FORWARD-LOOKING INFORMATION.

This report contains various forward-looking statements that are based on the Company's beliefs as well as assumptions made by and information currently available to the Company. When used in this report, the words "believe," "expect," "anticipate," "estimate" and similar expressions are intended to identify forward-looking statements. Such statements may include statements regarding seeking business opportunities, payment of operating expenses, and the like, and are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from projections or estimates contained herein. Factors which could cause actual results to differ materially include, among others, unanticipated delays or difficulties in location of a suitable business acquisition candidate, unanticipated or unexpected costs and expenses, competition and changes in market conditions, lack of adequate management personnel and the like. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially form those anticipated, estimated or projected. The Company cautions again placing undue reliance on forward-looking statements all of that speak only as of the date made.

ITEM 1. Description of Business

Alternative Energy Sources, Inc. was incorporated on April 8, 2002. Alternative Energy is a development stage company that plans to profit by providing consulting services and selling wind power systems to the residential, agricultural and small business sectors throughout Washington, Idaho, Montana, and Oregon.

Our mailing address is at 610 North Howard, Tekoa, Washington 99033. The telephone number of our principal executive office is (509) 626-8316. The fax number is (509) 921-5605.

The Company is authorized to issue up to 75,000,000 (seventy-five million) common shares, par value $0.0001.

The Company is headed up by Andrew Stinson officer and director and Bruce Gage, Director, together they own a total of 5,000,000 shares (61.0%) of the Company's issued and outstanding common stock.

The Company has not commenced any commercial operations or material operating activities and has had no revenues or income from the date of inception through the date of this filing. The Company has no full-time employees and owns no real estate.

The Company registered certain shares of its common stock on a Form 10-SB registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof. The balance of its shares of common stock, with the exception of those shares held by its officer and directors, were registered by way of a Form SB-2 registration statement and subsequent filing of its Form 424 prospectus, which was effective as of September 12, 2003. The Company files with the Securities and Exchange Commission its periodic and episodic reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports Form 10-KSB. As a reporting company under the Exchange Act, the Company may register additional securities on Form S-8 (provided that it is then in compliance with the reporting requirements of the Exchange Act) and on Form S-3 (provided that is has during the prior 12 month period timely filed all reports required under the Exchange Act), and its class of common stock registered under the Exchange Act may be traded in the United States securities markets provided that the Company is then in compliance with applicable laws, rules and regulations, including compliance with its reporting requirements under the Exchange Act.

There has been no bankruptcy, receivership, or similar proceeding by or against the Company. In addition, there has been no material reclassification, consolidation, merger, or purchase or sale of a significant amount of assets not done in the ordinary course of business.

Strategic Business Plan of Issuer

Alternative Energy plans to market wind energy systems to residential, agricultural and small businesses. Wind energy systems are based upon turbines that transform the kinetic energy of the wind into mechanical or electrical energy that can be harnessed for practical use. A common use of mechanical energy includes the pumping of water in rural or remote locations for irrigation and other agricultural applications. Wind electric turbines generate electricity for homes and businesses and for sale of alternative energy to utility companies. Wind power has the potential of supplying affordable, inexhaustible energy to the customer without causing pollution, generating hazardous wastes, or depleting natural resources.

Alternative Energy plans to market its services to the residential, agricultural, and small business sectors throughout the northwest (Washington, Idaho, Montana and Oregon). Alternative Energy plans to market through media including but not limited to: (1) advertisements in the phone book (yellow pages); (2) advertisements in business journals and periodicals relating to the construction, agricultural and environmental industries; (3) participation in trade shows throughout the northwest; (4) construction of a web site where individuals can go to get information regarding wind power systems and learn about Alternative Energy Sources; and (5) offer both written and oral communications to the public regarding the potential benefits of wind power.

Alternative Energy's strategy is to seek potential clients (residential/agricultural/small businesses) that (1) have a good wind source (min. of 9 mph); (2) have the required space; (3) have the local zoning rules/ process or neighborhood covenants that allow wind turbines on at least 60-80 foot towers; (4) are concerned with future electricity prices and are willing to look at a long term investment; and (5) have a desire to be more self-sufficient or completely independent of the electric utility. Alternative Energy has identified through wind maps (provided by Bonneville Power Administration and True Wind Solutions among others) several geographical locations within Central and Southern Washington and Idaho, Eastern Montana, and Northern and Central locations within Oregon that have at least a 9 mph wind source. Management plans to focus its marketing efforts, as described above, within these areas where potential clients meet the required average wind speed. However, investors need to be aware that currently management has only identified the geographical areas that have the potential for the minimum required wind speeds. Alternative Energy will have to rely on its marketing to these specific geographical areas in order to promote its business and locate potential clients that meet the remaining four elements mentioned above. Whether there are potential clients within these geographic locations are based upon speculation and is reliant purely upon the opinion of management. Alternative Energy cannot give any assurance whatsoever those potential clients, if any, will be receptive to Alternative Energy's proposed business plan.

ITEM 2. Description of Property

Alternative Energy Sources, Inc.'s principle executive address is 624 North Howard, Tekoa, WA 99033. Andrew Stinson, President, is currently providing his home office and mailing address for Alternative Energy. Mr. Stinson contributes this office space along with his services to the Company. The approximate fair market value of $500 per month for the services and office space has been charged to operations since inception.

ITEM 3. Legal Proceedings

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the Company and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 4. Submission of Matters to a Vote of Security Holders

There have been no matters submitted to the security holders for a vote.

Part II

ITEM 5. Market for the Registrant's Common Equity And Related Stockholder
Matters

Alternative Energy is in the process of filing for trading on the OTC Electronic Bulletin Board which is sponsored by the National Association of Securities Dealers (the "NASD"). There can be no assurance that Alternative Energy will be cleared for trading by the NASD. The OTC Electronic Bulletin Board is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids", "asks" and volume.

As of the date of this filing, there is no public market for our securities. There has been no public trading of our securities, and, therefore, no high and low bid pricing. As of December 31, 2003, Alternative Energy had thirty-eight
(38) shareholders of record. We have paid no cash dividends and have no outstanding options.

ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Plan of Operation

There have been no operating revenues since inception. Management's plan of operation is to market wind energy systems to residential, agricultural and small businesses. Wind energy systems are based upon turbines that transform the kinetic energy of the wind into mechanical or electrical energy that can be harnessed for practical use. A common use of mechanical energy includes the pumping of water in rural or remote locations for irrigation and other agricultural applications. Wind electric turbines generate electricity for homes and businesses and for sale of alternative energy to utility companies. Wind power has the potential of supplying affordable, inexhaustible energy to the customer without causing pollution, generating hazardous wastes, or depleting natural resources. Management's strategy in development of the business is to seek potential clients residential/agricultural/small businesses) that (1) have a good wind source (min. of 9 mph); (2) have the required space; (3) have the local zoning rules/ process or neighborhood covenants that allow wind turbines on at least 60-80 foot towers; (4) are concerned with future electricity prices and are willing to look at a long term investment; and (5) have a desire to be more self-sufficient or completely independent of the electric utility. Whether there are potential clients within these geographic locations are based upon speculation and is reliant purely upon the opinion of management. Management cannot give any assurance whatsoever those potential clients, if any, will be receptive to the Company's proposed business plan.

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

Results of Operations

There were no revenues from sales for the year ended December 31, 2003. The Company sustained a net loss of $15,435 for the period then ended for ongoing costs related to its development stage operations.

Liquidity and Capital Resources

As of December 31, 2003, the current cash on hand was $2,005. These funds will be directed first towards maintaining the requirements of a reporting company under the 1934 Act, which will generally include accounting and EDGAR filing fees. Additional funds will be directed towards basic working capital and the capital requirements to continue the Company's development of its proposed business of marketing wind power systems to residential, agricultural, and small businesses throughout the Pacific Northwest.

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

ITEM 7. FINANCIAL STATEMENTS

                       Alternative Energy Sources, Inc.
                          (A Development Stage Company)



                        Alternative Energy Sources, Inc.
                                Table of Contents



         Report of Independent Auditors

         Balance Sheet

         Statements of Operations

         Statements of Stockholders' Equity

         Statements of Cash Flows

         Notes to Financial Statements

                        REPORT OF INDEPENDENT AUDITORS


Stockholders and Board of Directors
Alternative Energy Sources, Inc.

We have audited the accompanying balance sheet of Alternative Energy Sources, Inc. (A Development Stage Company) as of December 31, 2003, and the related statements of operations, stockholders' equity and cash flows for the period from inception (April 8, 2002) to December 31, 2002, the year ended December 31, 2003 and the period from inception (April 8, 2002) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alternative Energy Sources, Inc. (A Development Stage Company) as of December 31, 2003, and results of its operations and its cash flows for the period from inception (April 8, 2002) to December 31, 2002, , the year ended December 31, 2003 and the period from inception (April 8, 2002) to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has suffered a loss from operations and is in the development stage. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also discussed in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Stark Winter Schenkein & Co., LLP




Denver, Colorado
March 2, 2004

                     Alternative Energy Sources, Inc.
                       (A Development Stage Company)
                               Balance Sheet
                             December 31, 2003

                                  Assets

Current assets
  Cash                                                          $         2,005
                                                                ===============

                   Liabilities and Stockholders' Equity

Current liabilities
  Total current liabilities                                     $             -
                                                                ---------------

Stockholders' equity
  Common stock, $.0001 par value, 75,000,000 shares
   authorized, 8,200,000 shares issued and outstanding                      820
  Additional paid-in capital                                             21,280
  (Deficit) accumulated during the development stage                    (20,095)
                                                                ---------------

                                                                $         2,005
                                                                ===============



See The accompanying notes to the financial statements.



                                        Alternative Energy Sources, Inc.
                                        (A Development Stage Company)
                                           Statement of Operations
        Period From Inception (April 8, 2002) to December 31, 2002, the Year Ended December 31, 2003 and
                     the Period From Inception (April 8, 2002) to December 31, 2003


                                                      Inception to       Year Ended        Inception to
                                                      December 31,      December 31,       December 31,
                                                          2002              2003               2003
                                                      ------------      -----------        -----------
Revenue                                                 $       -        $      -         $        -
                                                      ------------      -----------        -----------

Operating Costs and Expenses:
  General and administrative                                4,660          15,435             20,095
                                                      ------------      -----------        -----------

Net (loss)                                              $  (4,660)      $ (15,435)        $  (20,095)
                                                      ============      ===========        ===========

Per Share Information - basic and fully diluted:

Weighted average common shares outstanding              6,955,620        8,200,000          7,201,299
                                                      ============      ===========        ===========

(Loss) per share                                        $   (0.00)      $    (0.00)       $    (0.00)
                                                      ============      ===========        ===========


See The accompanying notes to the financial statements.


                                        Alternative Energy Sources, Inc.
                                        (A Development Stage Company)
                                      Statement of Stockholders' Equity
                         Period From Inception (April 8, 2002) to December 31, 2003


                                                                                                       (Deficit)
                                                                                                     Accumulated
                                                                                                      During the
                                              Common Stock                          Additional        Development
                                                Shares            Amount        Paid in Capital         Stage           Total
                                              -----------       ----------      ---------------       ----------      --------
Balance at inception                                   -         $      -           $      -           $     -        $     -

Common shares issued for cash
  at inception at $.0004 per share            5,000,000                500              1,500                 -          2,000
Common shares issued for cash
  at $.003 per share                          3,200,000                320              9,280                 -          9,600
Contribution of services by shareholder               -                  -              4,500                 -          4,500
Net (loss) for the period                             -                  -                  -            (4,660)        (4,660)
                                             ----------         ----------         ----------          ---------      ---------

Balance, December 31, 2002                    8,200,000                820             15,280            (4,660)        11,440

Contribution of services by shareholder               -                  -              6,000                 -          6,000
Net (loss) for the year                               -                  -                  -            (15,435)      (15,435)
                                             ----------         ----------         ----------          ---------      ---------

Balance, December 31, 2003                    8,200,000              $ 820           $ 21,280          $ (20,095)      $ 2,005
                                             ----------         ----------         ----------          ---------      ---------




See The accompanying notes to the financial statements.

                                         Alternative Energy Sources, Inc.
                                          (A Development Stage Company)
                                            Statement of Cash Flows
        Period From Inception (April 8, 2002) to December 31, 2002, the Year Ended December 31, 2003 and
                         the Period From Inception (April 8, 2002) to December 31, 2003

                                                                 Inception to        Year Ended        Inception to
                                                                 December 31,       December 31,       December 31,
                                                                   2002               2003                 2003
                                                                -------------      -------------      -------------
Cash flows from operating activities:
Net (loss)                                                      $  (4,660)          $ (15,435)         $ (20,095)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Contribution of services by shareholder                             4,500              6,000             10,500
                                                               -------------      -------------      -------------
  Net cash (used in) operating activities                            (160)            (9,435)            (9,595)
                                                               -------------      -------------      -------------
Cash flows from investing activities:
  Net cash provided by (used in) investing activities                   -                  -                  -
                                                               -------------      -------------      -------------
Cash flows from financing activities:
Common shares issued for cash                                      11,600                  -             11,600
                                                               -------------      -------------      -------------
  Net cash provided by financing activities                        11,600                  -             11,600
                                                               -------------      -------------      -------------

Increase (decrease) in cash and cash equivalents                   11,440             (9,435)             2,005
Cash and cash equivalents, beginning of period                          -             11,440                  -
                                                               -------------      -------------      -------------

Cash and cash equivalents, end of period                         $ 11,440            $ 2,005            $ 2,005

                                                               =============      =============      =============
Supplemental cash flow information:
   Cash paid for interest                                        $      -                $ -                $ -
                                                               =============      =============      =============
   Cash paid for income taxes                                    $      -                $ -                $ -
                                                               =============      =============      =============



See The accompanying notes to the financial statements.

                        Alternative Energy Sources, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2003



Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was incorporated on April 8, 2002 in the State of Delaware and is in the development stage. The Company intends to develop its business in the alternative energy sector. Company has chosen December 31, as a year-end and has had no significant activity from inception to December 31, 2003.

Revenue Recognition

The Company recognizes revenue when services are provided or products are shipped.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2003. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values.

Organization and Start-up Costs

The Company expenses organization and start-up costs as incurred.

Offering Costs

The Company defers costs associated with the raising of capital until such time as the offering is completed, at which time the costs are charged against the capital raised. Should the offering be terminated the costs are charged to operations during the period when the offering is terminated.

Net Income (Loss) Per Common Share

The Company calculates net income (loss) per share as required by Statement of Financial Accounting Standards (SFAS) 128, "Earnings per Share." Basic earnings
(loss) per share is  calculated  by dividing  net income  (loss) by the weighted average number of common shares  outstanding  for the period.  Diluted  earnings
(loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses common stock equivalents, if any, are not considered, as their effect would be anti dilutive.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Segment Information

The Company follows SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." Certain information is disclosed, per SFAS 131, based on the way management organizes financial information for making operating decisions and assessing performance. The Company currently operates in a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Income Taxes

The Company follows SFAS 109 "Accounting for Income Taxes" for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Stock-Based Compensation

The Company accounts for equity instruments issued to employees for services based on the fair value of the equity instruments issued and accounts for equity instruments issued to other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

The Company accounts for stock based compensation in accordance with SFAS 123, "Accounting for Stock-Based Compensation." The provisions of SFAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" (APB 25) but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

Impairment of Long-Lived Assets

The Company accounts for long-lived assets and goodwill in accordance with the provisions of SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 144 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. SFAS 142 requires annual tests for impairment of goodwill and intangible assets that have indefinite useful lives and interim tests when an event has occurred that more likely than not has reduced the fair value of such assets.

Recent Pronouncements

In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 changes the accounting guidance for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity by now requiring those instruments to be classified as liabilities (or assets in some circumstances) on the balance sheet. Further, SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 in the first quarter of fiscal 2004 is not expected to have any material impact on the Company's financial position, results of operations or cash flows.

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS 148 "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of SFAS 123." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation from the intrinsic value-based method of accounting prescribed by APB 25. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic value-based method of accounting, and has adopted the disclosure requirements of SFAS 123. The Company currently does not anticipate adopting the provisions of SFAS 148.

In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 provides new guidance on the recognition of costs associated with exit or disposal activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS 146 supercedes previous accounting guidance provided by the EITF Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." EITF Issue No. 94-3 required recognition of costs at the date of commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Early application is permitted. The adoption of SFAS 146 by the Company is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other things, this statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt" which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," will now be used to classify those gains and losses. The provisions of SFAS 145 related to the classification of debt extinguishment are effective for years beginning after May 15, 2002. The adoption of SFAS 145 by the Company is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

Note 2. STOCKHOLDERS' EQUITY

During December 2002 the Company affected a ten for one forward stock split and during September 2003 the Company affected a five for one forward stock split. All share and per share amounts have been restated to give effect to these splits.

At inception, the Company issued 5,000,000 shares of its common stock for cash aggregating $2,000, to certain officers.

During July and August 2002 the Company issued 3,200,000 shares of common stock for cash aggregating $9,600 pursuant to a private placement offering.

During the period from inception to December 31, 2002 and the year ended December 31, 2003 an officer contributed administrative services valued at $4,500 and $6,000 to the capital of the Company.

During the year ended December 31, 2003 the Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission to register an aggregate of 3,200,000 shares of common stock held by current shareholders. The Company will receive no proceeds from the sale of these securities.

Note 3. INCOME TAXES

The Company accounts for income taxes under SFAS 109, "Accounting for Income Taxes", which requires use of the liability method. SFAS 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

         Income tax provision at
          the federal statutory rate                                34 %
         Effect of operating losses                                (34)%
                                                                   -----
                                                                       -
                                                                   =====

As of December 31, 2003, the Company has a net operating loss carryforward of approximately $10,000. This loss will be available to offset future taxable income. If not used, this carryforward will expire in 2023. The deferred tax asset relating to the operating loss carryforward has been fully reserved at December 31, 2003.

Note 4. BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period from inception to December 31, 2003, the Company incurred a net loss of $20,095. In addition, the Company has no significant assets or revenue generating operations.

The Company's ability to continue as a going concern is contingent upon its ability to attain profitable operations by securing financing and implementing its business plan. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

ITEM 8. Changes in and Disagreements on Accounting and Financial Disclosures

None.

Item 8A. Controls and Procedures

Under the supervision and with the participation of the management of the Company, including the chief executive officer and chief financial officer, the Company has established a system of controls and other procedures designed to ensure that information required to be disclosed in its periodic reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. These disclosure controls and procedures have been evaluated under the direction of the chief executive officer and chief financial officer within the last 90 days. Based on such evaluations, the chief executive officer and chief financial officer have concluded that the disclosure controls and procedures are effective. There have been no significant changes in the system of internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation by the chief executive officer and chief financial officer.

PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16 (a) of The Exchange Act

The Directors and Officers of the Company, all of those whose terms will expire at the 2004 shareholders meeting, or at such a time as their successors shall be elected and qualified, are as follows:

Name                    Age   Term Served              Title

Andrew Stinson           31   Since inception         President, Director and
                                                      Chief Financial Officer

Bruce Gage              46   Since Inception         Director

Either of the above persons may be deemed a "promoter" of, Alternative Energy as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

There are no other persons nominated or chosen to become directors or executive officers, nor do we have any employees other than above mentioned officer and director. The By-laws of Alternative Energy require no fewer than one member on the board of directors and no more than seven.

Officer and Director Background:

Andrew Stinson: President and Director. From 2002 to present Mr. Stinson hold the position of an educator at Tekoa Oaksdale School District. From 1994 to 2002 Mr. Stinson held the position of an educator for LaCrosse School District, Where he taught (and currently teaches) biology, chemistry, physics, and geology at both the junior high and senior high levels. Mr. Stinson is also involved in coaching basketball and tennis. Education: Graduated Cum Laude with a Bachelor of Science from Eastern Washington University in 1994.

Bruce Gage: Director. In 1994 Mr. Bruce Gage was involved in the start-up and development of WOW Pollutions Control Systems ("WOW"), Otis Orchards, WA. WOW Pollution Control Systems is a small business enterprise that is involved with the distribution and sales of environmentally conscious products to the residential, business and farming sectors. Specifically, WOW is an authorized distributor for Reznor waste oil heater and boiler systems. WOW also sells wastewater treatment systems designed to recycle wastewater produced from business operations such as car washes and maintenance facilitiesn mixtures that are designed for petroleum related clean-ups. The company is also involved with the sale of alternative energy systems, such as windmills and solar panel systems. Since 1994, Mr. Gage has acted as an independent contractor with WOW, providing technical consulting and sales services for the company. Mr. Gage has experience with bio-remediation of soil related to petroleum products, providing design and installation of wastewater treatment systems, and waste oil reclamation systems. In addition, in 1999 Mr. Gage introduced and began the sales of alternative energy products through WOW as an independent contractor, which included solar and wind power systems. Mr. Gage plans to begin selling the alternative energy product lines, specifically the wind power systems through Alternative Energy Sources within the next twelve months and within the next eighteen months have all wind power systems sold through Alternative Energy. Although there are no agreements in place or anticipated in the future, WOW, has been put on notice and is fully aware of Mr. Gage's plans with Alternative Energy and no conflict of interest is anticipated between the businesses.
Education: In 1981 Mr. Gage completed the Pre-Physical Therapy program at Eastern Washington University.

The term of office for each Director is one year, or until his successor is elected and qualified at the Company's annual meeting of Shareholders, subject to ratification by the Shareholders. The term of office for each Officer is one year or until a successor is elected and qualified and is subject to removal by the Board. No Officer or Director of the Company has been the subject of any Order, Judgment, or Decree of any court of competent jurisdiction, of any regulatory agency enjoining him from acting as an investment advisor, underwriter, broker, or dealer in the securities, or as an affiliated person, director, or employee of an investment company, bank savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with the purchase or sale of any securities nor has any person been the subject of any order of a state authority barring or suspending for more than sixty days, the right of such person to be engaged in such activities or to be associated with such activities. No Officer or Director of the Company has been convicted in any criminal proceedings (excluding traffic violations) or the subject of a criminal proceeding which is presently pending.

ITEM 10. Executive Compensation

Alternative Energy's current officer and directors receive no compensation and have received no restricted stock awards, options, or any other payouts. As such, we have not included a Summary Compensation Table.

There are no current employment agreements between Alternative Energy and its executive officer or directors. The officer and directors currently devote an immaterial amount of time, no more than 10-15% of their time, to manage the affairs of Alternative Energy. The directors and principal officers have agreed to work with no remuneration until such time as we receive sufficient revenues necessary to provide proper salaries to all officers and compensation for directors' participation. The officers and the board of directors have the responsibility to determine the timing of remuneration for key personnel based upon such factors as positive cash flow to include stock sales, product sales, estimated cash expenditures, accounts receivable, accounts payable, notes payable, and a cash balance of not less than $150,000 at each month end. When positive cash flow reaches $25,000 at each month end and appears sustainable, the board of directors will re-address compensation for key personnel and enact a plan at that time which will benefit Alternative Energy as a whole. At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or the exact amount of compensation.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the corporation or any of its subsidiaries, if any.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our common stock as it relates to our named Director and executive Officer, and each person known to Alternative Energy to be the beneficial owner of more than five percent (5%) of said securities, and all of our directors and executive officers as a group:

Name and Position             Shares             Percent       Security

Andrew Stinson
President and Director        3,750,000           45.7%         Common

Bruce Gage
Director                      1,250,000           17.1%         Common

Officers and Directors as
a Group                       5,000,000           61.0%         Common

Andrew Stinson and Bruce Gage's address is 610 North Howard, Tekoa, Washington 99033.

The above referenced common shares were paid for and issued in May 2002, for consideration of $0.0004 per share and total consideration of $2,000. (Please note that the above share total reflects the 10:1 forward split, effective December 12, 2002; and a subsequent forward split of 5:1, effective September 15, 2003)

ITEM 12. Certain Relationships and Related Transactions

Currently, there are no contemplated transactions that Alternative Energy may enter into with our officers, directors or affiliates. If any such transactions are contemplated we will file such disclosure in a timely manner with the SEC on the proper form making such transaction available for the public to view.

Alternative Energy has no formal written employment agreement or other contracts with our current officer, and there is no assurance that the services to be provided by him will be available for any specific length of time in the future. Andrew Stinson and Bruce Gage anticipate initially devoting at a minimum of twelve to fifteen hours per month of their available time to Alternative Energy's affairs. If and when the business operations increase and a more extensive time commitment is needed, Andrew Stinson and/or Bruce Gage are prepared to devote more time to Alternative Energy's affairs, in the event that becomes necessary. The amounts of compensation and other terms of any full time employment arrangements would be determined, if and when, such arrangements become necessary.

PART IV

ITEM 13. Exhibits and Reports of Form 8-K

EXHIBITS

The following exhibits are incorporated into this Form 10-KSB Annual Report:

  EXHIBIT NO.           DESCRIPTION

                        Articles of Incorporation*
                        Bylaws*
                        Form 8K**
                        ------------
* previously filed with the Company's Form SB-2 on February 11, 2003 and is hereby incorporated into this filing by reference. **8-K filed on September 18, 2003. Disclosed a 5:1 forward split of the Company's common stock; the split was effective for all shareholders of record on September 15, 2003. The current report also disclosed the change in the Company's principle executive address as 610 North Howard, Tekoa, WA 99033

ITEM 14.  Principal Accountant Fees and Services.

The Company's board of directors reviews and approves audit and permissible non-audit servics performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of Stark Winter Schenkein & Co., LLP as the Company's independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Stark Winter Schenkein & Co., LLP in 2003 were approved by the board of directors.

Audit Fees

The aggregate fees billed by for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB for 2003 was $4,575. There were no fees paid in 2002.

Tax Fees

There were fees not billed during the last two fiscal years for professional services rendered for tax complaince.

All Other Fees

There were no other fees billed by during the last two fiscal years for products and services provided.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTERNATIVE ENERGY SOURCES, INC.
(Registrant)

Date: March 4, 2004

By: /s/ Andrew Stinson
    -------------------
    Andrew Stinson
    President, Chief Executive Officer,
    Chief Financial Officer and Director

Date:  March 4, 2004

By: /s/ Bruce Gage
    ----------------
    Bruce Gage
    Director

CERTIFICATIONS

I, Andrew Stinson, President, Chief Executive Officer, Chief Financial Officer and Director of Alternative Energy Sources, Inc. (the "Company"), certify that:

1.  I  have  reviewed  this  annual  report  on  Form  10-KSB  of  the  Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date:  March 4, 2004

By: /s/ Andrew Stinson
-----------------------------
Andrew Stinson
President, Chief Executive Officer,
Chief Financial Officer and Director

CERTIFICATIONS

I, Bruce Gage, Director of Alternative Energy Sources, Inc. (the "Company"), certify that:

1.  I  have  reviewed  this  annual  report  on  Form  10-KSB  of  the  Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date:  March 4, 2004

By: /s/ Bruce Gage
    ----------------
    Bruce Gage
    Director

                 CERTIFICATION PURSUANT TO 18 U.S.C. SEC. 1350
                  (SECTION 906 OF SARBANES-OXLEY ACT OF 2002)

                      Alternative Energy Sources, Inc.

     In connection with the Annual Report of, Alternative Energy Sources, Inc. (the "Company") on Form 10-KSB for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Andrew Stinson, President, Chief Executive Officer, Chief Financial Officer and Director of the Company, hereby certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  March 4, 2004

By:  /s/ Andrew Stinson
     ----------------------------------
     Andrew Stinson, President, Chief Executive Officer,
     Chief Financial Officer and Director



                 Alternative Energy Sources, Inc.

     In connection with the Annual Report of, Alternative Energy Sources, Inc. (the "Company") on Form 10-KSB for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bruce Gage, Director of the Company, hereby certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  March 4, 2004

By:    /s/ Bruce Gage
       ----------------
       Bruce Gage
       Director