Form 10QSB
period 2004-03-31
ALTERNATIVE ENERGY SOURCES INC
filed 2004-05-18
CIK 1175867

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                   FORM 10-QSB

                  Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                         For Period ended March 31, 2004
                        Commission File Number 333-103096

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date. As of March 31, 2004, the registrant had 8,200,000 shares of common stock, $0.0001 par value, issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements - Unaudited

Balance Sheet as of March 31, 2004.

Statements of Operations for the three-months ended March 31, 2004 and 2003, and the period from inception (April 8, 2002) to March 31, 2004.

Statements of Cash Flows three months ended March 31, 2004 and 2003 and the period from inception (April 8, 2002) to March 31, 2004.

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

SIGNATURES

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                        Alternative Energy Sources, Inc.
                         (A Development Stage Company)
                               Balance Sheet
                              March 31, 2004
                                (Unaudited)

                                  Assets

Current assets
        Cash                                                            $   535
                                                                        --------

      Liabilities and Stockholders' Equity (Deficit)

Current liabilities
  Loan payable - officer                                                $ 4,000
                                                                        -------

Stockholders' equity (Deficit)
  Common stock, $.0001 par value, 75,000,000 shares authorized,
  8,200,000 shares issued and outstanding                                   820
  Additional paid-in capital                                             22,780
  (Deficit) accumulated during the development stage                    (27,065)
                                                                        --------
                                                                         (3,465)
                                                                        --------

                                                                        $   535
                                                                        ========


See the accompanying notes.
                                       3

                                 Alternative Energy Sources, Inc.
                                 (A Development Stage Company)
                                    Statements of Operations
                          Three Months Ended March 31, 2004 and 2003 and
                   the Period From Inception (April 8, 2002) to March 31, 2004
                                          (Unaudited)

                                                                                Inception to
                                                                                  March 31,
                                               2004               2003               2003
                                           -----------         -----------      ------------


Revenue                                           $ -                $ -                $ -

Operating Costs and Expenses:
  General and administrative                     4,660             5,930             27,065
                                           -----------         -----------      ------------

Net (loss)                                    $ (4,660)         $ (5,930)         $ (27,065)
                                           -----------         -----------      ------------

Per Share Information - basic and fully
 diulted:
Weighted average common shares outstanding   8,200,000          8,200,000         7,313,500
                                           -----------         -----------      ------------

(Loss) per share                               $ (0.00)           $ (0.00)          $ (0.00)
                                           -----------         -----------      ------------

See the accompanying notes.

                                Alternative Energy Sources, Inc.
                                 (A Development Stage Company)
                                   Statements of Cash Flows
                        Three Months Ended March 31, 2004 and 2003 and
                  the Period From Inception (April 8, 2002) to March 31, 2004
                                         (Unaudited)

                                                                                                   Inception to
                                                                                                     March 31,
                                                                 2004               2003               2004
                                                              ----------         ---------         ------------
Cash flows from operating activities:
  Net cash (used in) operating activities                      $ (5,470)          $ (4,430)         $ (15,065)
                                                              ----------         ---------         ------------
Cash flows from investing activities:
  Net cash provided by (used in) investing activities                 -                  -                  -
                                                              ----------         ---------         ------------
Cash flows from financing activities:
Officer's loans                                                   4,000                  -              4,000
Common shares issued for cash                                         -                  -             11,600
                                                              ----------         ---------         ------------
  Net cash provided by financing activities                       4,000                  -             15,600
                                                              ----------         ---------         ------------
Increase (decrease) in cash and cash equivalents                 (1,470)            (4,430)               535

Cash and cash equivalents, beginning of period                    2,005             11,440                  -
                                                              ----------         ---------         ------------
Cash and cash equivalents, end of period                          $ 535            $ 7,010              $ 535


Supplemental cash flow information:
   Cash paid for interest                                          $ -                 $ -                $ -
                                                              ----------         ---------         ------------
   Cash paid for income taxes                                      $ -                 $ -                $ -
                                                              ----------         ---------         ------------

See the accompanying notes.

                        Alternative Energy Sources, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2004
                                   (Unaudited)

(1) Basis Of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of December 31, 2003 and the period from inception (April 8, 2002) to December 31, 2003.

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

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the three months ended March 31, 2004, and the period from inception to March 31, 2004, the Company incurred net losses of $4,660 and $27,065. In addition the Company is in the development stage and has no revenue generating operations.

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

(4) Stockholders' Equity

During the three months ended March 31, 2004, and the period from inception to March 31, 2004 an officer contributed administrative services valued at $1,500 and $12,000 to the capital of the Company.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

Overview

There have been no operating revenues since inception. Management has continued, and plans to continue, to explore the alternative energy marketplace specifically pertaining to wind energy systems throughout Washington, Idaho, Montana, and Oregon (Pacific Northwest). As of March 31, 2004 the Company had $535 of cash available. As such, if the Company is unable to begin operations in the next sixty to ninety days and generate revenue from its proposed business of providing consulting services and marketing wind driven energy systems to residential, agricultural, and small businesses throughout the northwest it will severely limit the development of the business and force management to focus primarily on raising additional funds in order for the Company to continue as a going concern.

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

Cash Requirements and Need for Additional Funds

As of March 31, 2004, the current cash on hand was $535. These funds will be directed towards maintaining the requirements of a reporting company under the 1934 Act, which will generally include accounting, legal and EDAGR filing fees.

Management believes the current funds available to the Company will not be sufficient for the continued ongoing operational costs of the Company beyond the next sixty to ninety days. Therefore, it will be necessary to find additional funds either through loans from the officer and/or directors, or through private funding from the sale of the Company's common stock. Currently, no steps have been taken for the furtherance of an offering of the Company's common stock. An officer of the Company has lent in the period ending March 31, 2004 on an unsecured basis $4,000 to the Company so that the Company could meet it reporting requirements as prescribed under the Securities Exchange Act of 1934. If the Company is unsuccessful in beginning operations and generating revenue or in the alternative is unsuccessful in obtaining additional funding, it will most likely be unable to continue as a going concern.

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

PART II - OTHER INFORMATION

ITEM 1.      Not applicable.
ITEM 2.      Not applicable.
ITEM 3.      Not applicable.
ITEM 4.      Not applicable.
ITEM 5.      Not applicable.
ITEM 6.      Not applicable.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        Alternative Energy Sources, Inc.

        Dated: May 14, 2004              /s/ Andrew Stinson
                                             ----------------------
                                             Andrew Stinson
                                             President, Director

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

Date: May 14, 2004

/s/ Andrew Stinson
-------------------
Andrew Stinson
President & Chief Executive Officer

                        CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350,
                         AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report on Form 10-QSB for the three- month period ended March 31, 2004 of Alternative Energy Sources, Inc., a Delaware corporation (the "Company"), as filed with the Securities and Exchange Commission on the date hereof (the "Quarterly Report"), I, Andrew Stinson, Chairman and President of the Company certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Quarterly Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended; and

2. The information contained in this Quarterly Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

                               /s/ Andrew Stinson
                                -------------------
                                   Andrew Stinson
                                   Chairman and President
May 14, 2004