Form 10QSB
period 2004-06-30
ALTERNATIVE ENERGY SOURCES INC
filed 2004-08-05
CIK 1175867

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                         For Period ended June 30, 2004
                        Commission File Number 333-103096

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date. As of June 30, 2004, the registrant had 8,200,000 shares of common stock, $0.0001 par value, issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements - Unaudited

Balance Sheet as of June 30, 2004.

Statement of Operations for the three months and six months ended June 30, 2004 and 2003 and the period from inception (April 8, 2002) to June 30, 2004.

Statements of Cash Flows for the six months ended June 30, 2004 and 2003 and the period from inception (April 8, 2002) to June 30, 2004

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

SIGNATURES

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                        Alternative Energy Sources, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                                  June 30, 2004
                                   (Unaudited)

                                     Assets

Current assets
  Cash                                                                  $   535
                                                                        =======

                   Liabilities and Stockholders' (Deficit)

Current liabilities

  Loan payable - officer                                                $  5000
                                                                        -------

Stockholders' (deficit)
  Common stock, $.0001 par value, 75,000,000 shares authorized,

   8,200,000 shares issued and outstanding                                  820

  Additional paid-in capital                                             24,280

  (Deficit) accumulated during the development stage                    (29,565)
                                                                        --------

                                                                         (4,465)
                                                                        --------

                                                                        $   535
                                                                        =======

See the accompanying notes.

                        Alternative Energy Sources, Inc.
                          (A Development Stage Company)
                            Statements of Operations
          Three Months and Six Months Ended June 30, 2004 and 2003 and
           the Period From Inception (April 8, 2002) to June 30, 2004
                                   (Unaudited)

                                                                      Inception
                                                                          to
                          Three Months                Six Months       June 30,
                          ------------                ----------
                        2004        2003         2004        2003        2004
                        ----        ----         ----        ----        ----
Revenue               $      -    $      -    $      -   $      -     $      -
                      ---------   ---------   ---------  ---------    ---------

Operating Costs and Expenses:

  General and
 administrative           2,500       5,930       9,470     8,819       29,565
                      ---------   ---------   ---------  ---------   ---------


Net (loss)            $ (2,500)   $ (5,930)   $ (9,470)  $ (8,819)   $(29,565)
                      =========   =========   =========  =========   =========

Per Share Information
 - basic and fully diluted:

Weighted average common

 shares outstanding   8,200,000   8,200,000   8,200,000  8,200,000   7,338,095
                      =========   =========   =========  =========   =========


(Loss) per share      $  (0.00)   $  (0.00)   $  (0.00)  $  (0.00)   $  (0.00)
                      =========   =========   =========  =========   =========



See the accompanying notes.

                        Alternative Energy Sources, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                   Six Months Ended June 30, 2004 and 2003 and
           the Period From Inception (April 8, 2002) to June 30, 2004
                                   (Unaudited)

                                                                   Inception to
                                                                     June 30,
                                              2004         2003        2004
                                              ----         ----        ----

Cash flows from operating activities:
  Net cash (used in) operating activities    $ (5,470)   $ (4,430)  $ (15,065)
                                             ---------   ---------  ----------

Cash flows from investing activities:
Net cash provided by (used in)
investing activities                                 -           -           -
                                             ---------   ---------  ----------

Cash flows from financing activities:

Officer's loan                                   4,000           -       4,000

Common shares issued for cash                        -           -      11,600
                                             ---------   ---------  ----------

  Net cash provided by financing activities      4,000           -      15,600
                                             ---------   ---------  ----------

Increase (decrease) in cash

and cash equivalents                          (1,470)      (4,430)         535

Cash and cash equivalents,

beginning of period                             2,005       11,440           -
                                              -------    ---------   ---------

Cash and cash equivalents, end of period      $   535    $   7,010   $     535
                                              =======    =========   =========


Supplemental cash flow information:

  Cash paid for interest                      $     -    $       -   $       -
                                              =======    =========   =========
  Cash paid for income taxes                  $     -    $       -   $       -
                                              =======    =========   =========



See the accompanying notes.

                        Alternative Energy Sources, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)

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

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the six months ended June 30, 2004, and the period from inception to June 30, 2004, the Company incurred net losses of $9,470 and $29,565 and has working capital and stockholder deficits at June 30, 2004. In addition the Company is in the development stage and has no revenue generating operations.

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

(4) Stockholders' (Deficit)

During the six months ended June 30, 2004, and the period from inception to June 30, 2004, an officer contributed administrative services valued at $3,000 and $13,500 to the capital of the Company.

(5) Loan Payable - Officer

During the six months ended June 30, 2004 an officer advanced the Company an aggregate of $5,000 which included $4,000 of cash and $1,000 of Company expenses directly paid by the officer.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

Overview

There have been no operating revenues since inception. Management has continued, and plans to continue, to explore the alternative energy marketplace specifically pertaining to wind energy systems throughout Washington, Idaho, Montana, and Oregon (Pacific Northwest). As of June 30, 2004 the Company had $535 of cash available. As such, if the Company is unable to begin operations in the next sixty to ninety days and generate revenue from its proposed business of providing consulting services and marketing wind driven energy systems to residential, agricultural, and small businesses throughout the northwest it will severely limit the development of the business and force management to focus primarily on raising additional funds in order for the Company to continue as a going concern.

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES SUCH AS THE DEPENDENCE OF THE COMPANY ON AND THE ADEQUACY OF CASH FLOWS. THESE FORWARD-LOOKING STATEMENTS AND OTHER STATEMENTS MADE ELSEWHERE IN THIS REPORT ARE MADE IN RELIANCE ON THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.


Plan of Operations

There have been no operating revenues since inception. Management's plan of operation is to market wind energy systems to residential, agricultural and small businesses. Wind energy systems are based upon turbines that transform the kinetic energy of the wind into mechanical or electrical energy that can be harnessed for practical use. A common use of mechanical energy includes the pumping of water in rural or remote locations for irrigation and other agricultural applications. Wind electric turbines generate electricity for homes and businesses and for sale of alternative energy to utility companies. Wind power has the potential of supplying affordable, inexhaustible energy to the customer without causing pollution, generating hazardous wastes, or depleting natural resources. Management's strategy in development of the business is to seek potential clients (residential/ agricultural/ small businesses) that (1) have a good wind source (min. of 9 mph); (2) have the required space; (3) have the local zoning rules/ process or neighborhood covenants that allow wind turbines on at least 60-80 foot towers; (4) are concerned with future electricity prices and are willing to look at a long term investment; and (5) have a desire to be more self-sufficient or completely independent of the electric utility. Whether there are potential clients within these geographic locations are based upon speculation and is reliant purely upon the opinion of management. Management cannot give any assurance whatsoever those potential clients, if any, will be receptive to the Company's proposed business plan.

Cash Requirements and Need for Additional Funds

As of June 30, 2004, the current cash on hand was $535. These funds will be directed towards maintaining the requirements of a reporting company under the 1934 Act, which will generally include accounting, legal and EDAGR filing fees.

Management believes the current funds available to the Company will not be sufficient for the continued ongoing operational costs of the Company beyond the next sixty to ninety days. Therefore, it will be necessary to find additional funds either through loans from the officer and/or directors, or through private funding from the sale of the Company's common stock. Currently, no steps have been taken for the furtherance of an offering of the Company's common stock. During the six months ended June 30, 2004 an officer advanced the Company an aggregate of $5,000 which included $4,000 of cash and $1,000 of Company expenses directly paid by the officer so that the Company could meet it reporting requirements as prescribed under the Securities Exchange Act of 1934. If the Company is unsuccessful in beginning operations and generating revenue or in the alternative is unsuccessful in obtaining additional funding, it will most likely be unable to continue as a going concern.


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

        Alternative Energy Sources, Inc.

        Dated: August 1, 2004              /s/ Andrew Stinson
                                             ----------------------
                                             Andrew Stinson
                                             President, Director

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

Date: August 1, 2004

/s/ Andrew Stinson
-------------------
Andrew Stinson
President & Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     I In connection with the Quarterly Report on Form 10-QSB for the three-month period ended June 30, 2004 of Alternative Energy Sources, Inc., a Delaware corporation (the "Company"), as filed with the Securities and Exchange
Commission on the date hereof (the "Quarterly Report"), I, Andrew Stinson, Chairman and President of the Company certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Quarterly Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended; and

2. The information contained in this Quarterly Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

                               /s/ Andrew Stinson
                                -------------------
                                   Andrew Stinson
                                   Chairman and President
August 1, 2004