Form 10QSB
period 2004-09-30
ALTERNATIVE ENERGY SOURCES INC
filed 2004-11-10
CIK 1175867

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                       For Period ended September 30, 2004
                        Commission File Number 333-103096

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
Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date. As of September 30, 2004, the registrant had 8,200,000 shares of common stock, $0.0001 par value, issued and outstanding.

                                     Index
                                     -----
                                                                          Page
                                                                         Number
                                                                         ------
PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements - Unaudited

  Balance Sheet as of September 30, 2004 .................................. 3

  Statements of Operations for the three months and
  nine months ended September 30, 2004 and 2003 and
  the period from inception (April 8, 2002) to
  September 30, 2004 ...................................................... 4

  Statements of Cash Flows for the nine months ended
  September 30, 2004 and 2003 and the period from
  inception (April 8, 2002) to September 30, 2004 ......................... 5

  Notes to Financial Statements September 30, 2004 ........................ 6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations ..................... 7

Item 3. Controls and Procedures ........................................... 9

PART II - OTHER INFORMATION

Item 1. Legal Proceedings ................................................. 9
Item 2. Changes in Securities and Use of Proceeds ......................... 9
Item 3. Defaults Upon Senior Securities ................................... 9
Item 4. Submission of Matters to a Vote of Security Holders ............... 9
Item 5. Other Information ................................................. 9
Item 6. Exhibit and Reports on Form 8-K ................................... 9

SIGNATURES ................................................................ 9
CERTIFICATION .............................................................10

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                        Alternative Energy Sources, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                               September 30, 2004
                                   (Unaudited)

                                     Assets

Current assets
  Cash                                                              $    339
                                                                    =========
               Liabilities and Stockholders' (Deficit)

Current liabilities
  Loan payable - officer                                            $  6,000
                                                                    ---------
Stockholders' (deficit)
  Common stock, $.0001 par value, 75,000,000 shares authorized,
   8,200,000 shares issued and outstanding                               820
  Additional paid-in capital                                          25,780
  (Deficit) accumulated during the development stage                 (32,261)
                                                                    ---------
                                                                      (5,661)
                                                                    ---------
                                                                    $    339
                                                                    =========
See the accompanying notes.


                                     Alternative Energy Sources, Inc.
                                      (A Development Stage Company)
                                         Statements of Operations
                   Three Months and Nine Months Ended September 30, 2004 and 2003, and
                     the Period From Inception (April 8, 2002) to September 30, 2004
                                               (Unaudited)

                                        Three Months                  Nine Months          Inception to
                                        ------------                  -----------          September 30,
                                    2004           2003           2004           2003           2004
                                ------------   ------------   ------------   ------------   ------------
Revenue                         $      --      $      --      $      --      $      --      $      --
                                ------------   ------------   ------------   ------------   ------------
Operating Costs and Expenses:
  General and administrative          2,696          5,930         12,166          8,819         32,261
                                ------------   ------------   ------------   ------------   ------------

Net (loss)                      $    (2,696)   $    (5,930)   $   (12,166)   $    (8,819)   $   (32,261)
                                ============   ============   ============   ============   ============

Per Share Information -
basic and fully diluted:

Weighted average common
shares outstanding                8,200,000      8,200,000      8,200,000      8,200,000      7,574,183
                                ============   ============   ============   ============   ============

(Loss) per share                $     (0.00)   $     (0.00)   $     (0.00)   $     (0.00)   $     (0.00)
                                ============   ============   ============   ============   ============

See the accompanying notes.

                        Alternative Energy Sources, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
               Nine Months Ended September 30, 2004 and 2003, and
         the Period From Inception (April 8, 2002) to September 30, 2004
                                   (Unaudited)
                                                                   Inception to
                                                                   September 30,
                                                 2004        2003        2004
                                              ---------   --------- ------------

Cash flows from operating activities:
  Net cash (used in) operating activities     $ (5,666)   $ (4,430)   $(15,261)
                                              ---------   ---------   ---------
Cash flows from investing activities:
  Net cash provided by (used in)
  investing activities                            --          --          --
                                              ---------   ---------   ---------

Cash flows from financing activities:
Officer's loan                                   4,000        --         4,000
Common shares issued for cash                     --        11,600      11,600
                                              ---------   ---------   ---------
  Net cash provided by financing activities      4,000      11,600      15,600
                                              ---------   ---------   ---------

Increase (decrease) in cash
and cash equivalents                            (1,666)      7,170         339

Cash and cash equivalents,
beginning of period                              2,005      11,440        --
                                              ---------   ---------   ---------

Cash and cash equivalents, end of period      $    339    $ 18,610    $    339
                                              =========   =========   =========


Supplemental cash flow information:
   Cash paid for interest                     $   --      $   --      $   --
                                              =========   =========   =========
   Cash paid for income taxes                 $   --      $   --      $   --
                                              =========   =========   =========

See the accompanying notes.

                        Alternative Energy Sources, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2004
                                   (Unaudited)

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

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the nine months ended September 30, 2004, and the period from inception to September 30, 2004, the Company incurred net losses of $12,166 and $32,261 and has working capital and stockholder deficits at September 30, 2004. In addition the Company is in the development stage and has no revenue generating operations.

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

(4)      Stockholders' (Deficit)

During the nine months ended September 30, 2004, and the period from inception to September 30, 2004, an officer contributed administrative services valued at $4,500 and $15,000 to the capital of the Company.

(5)      Loan Payable - Officer

During the nine months ended September 30, 2004 an officer advanced the Company an aggregate of $6,000 which included $4,000 of cash and $2,000 of Company expenses directly paid by the officer.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

Introduction

Since inception through the second quarter of 2004 management has focused efforts on business opportunities within the alternative energy marketplace specifically pertaining to wind energy systems throughout Washington, Idaho, Montana, and Oregon (Pacific Northwest). As of September 30, 2004 the Company had $339 of cash available. The Company has not been able to generate any revenue from its proposed business of providing consulting services and marketing wind driven energy systems to residential, agricultural, and small businesses throughout the northwest. On August 19, 2004, due to lack of success in executing the Company's business plan the Board of Directors determined that it is no longer viable to continue operations under the existing business plan. Since August 19, 2004 the Company's only activities have been organizational ones. The Company has not generated any revenues and has not commenced any commercial operations.

The Company is redirecting the current focus towards identifying and pursuing options regarding the development of a new business plan and direction. The Company is exploring various business opportunities that have the potential to generate positive revenue, profits and cash flow in order to financially accommodate the costs of being a fully reporting company.

Plan of Operation

As of the date of this report, the Company has no current business operations. Its business plan is to seek one or more potential profitable business combinations or acquisitions. At the present time the Company is concentrating substantially all of its efforts in raising capital and developing business operations.

This should not be read or understood that the Company will engage in capital formation before an acquisition target has been secured and disclosed. A corporation with no current business is generally unable to sell securities because it provides investors no basis to invest any funds and the Company's ability sell securities are substantially restricted by state and federal regulations. Accordingly, the Company will not seek to raise funds by offering its securities before disclosure of any arrangement to secure valuable business assets.

The Company has had substantial operating losses since inception (April 8, 2002) and is currently dependant upon outside financing to begin operations. Management believes additional financing cannot be obtained prior to finding and disclosing an acquisition of, or an arrangement to acquire, valuable business assets.

Plan of Operation - Next Twelve Months

This Company has no immediate or foreseeable need for additional funding, from sources outside of its officer and directors, during the next twelve months. The officer and directors, if required plan to advance the expenses of accounting, legal, and professional requirements, including expenses in connection with this 1934 Act Registration of its common stock for the next twelve months if required to do so. Specifically, in the event that no combination is made within the next twelve months, The Company will be forced to affect additional advances from its officer and directors, for costs involved in maintenance of corporate status within the state of Delaware and filing of reports with the Security and Exchange Commission (SEC), as required under the 1934 Act. Should this become necessary, the maximum amount of such advances is estimated not to exceed $8,000.00. No agreement by the officer and directors to make such advances is in place, and no guarantee can presently be given that additional funds, if needed, will be available.

For at least the next twelve months the Company anticipates it will continue to file reports with the SEC, even though it may cease to be required to do so. Management currently believes it is in the best interest of the Company to report its affairs quarterly, annually and currently, in order to provide accessible public information to interested parties, and also specifically to maintain its qualification for the Over-the Counter-Bulletin-Board (OTCBB) listing.

Liquidity and Capital Resources

As of the date of this report, we require additional capital investments or borrowed funds to meet cash flow projections and carry forward our new business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the new proposed business direction.

The failure to secure adequate outside funding would have an adverse affect on our plan of operation and a direct negative impact on shareholder liquidity, which would likely result in a complete loss of any funds invested in the common stock.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Forward-Looking Statements

The foregoing discussion, as well as the other sections of this Quarterly Report on Form 10-QSB, contains forward-looking statements that reflect the Company's current views with respect to future events and financial results. Forward-looking statements usually include the verbs "anticipates," "believes," "estimates," "expects," "intends," "plans," "projects," "understands" and other verbs suggesting uncertainty. The Company reminds shareholders that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors which could cause the actual results to differ materially from the forward-looking statements.

ITEM 3. CONTROLS AND PROCEDURES

Regulations under the Securities Exchange Act of 1934 require public companies to maintain "disclosure controls and procedures," which are defined to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. The Company's Chief Executive Officer, based on his evaluation of the Company's disclosure controls and procedures as of the filing date of this report, concluded that the Company's disclosure and procedures were effective for this purpose.

Changes in Internal Controls

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

        Alternative Energy Sources, Inc.

        Dated: November 8, 2004              /s/ Andrew Stinson
                                             ----------------------
                                             Andrew Stinson
                                             President, Director

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

Date: November 8, 2004

/s/ Andrew Stinson
-------------------
Andrew Stinson
President & Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     I in connection with the Quarterly Report on Form 10-QSB for the three-month period ended September 30, 2004 of Alternative Energy Sources, Inc., a Delaware corporation (the "Company"), as filed with the Securities and Exchange Commission on the date hereof (the "Quarterly Report"), I, Andrew Stinson, Chairman and President of the Company certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Quarterly Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended; and

2. The information contained in this Quarterly Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

                               /s/ Andrew Stinson
                                -------------------
                                   Andrew Stinson
                                   Chairman and President
November 8, 2004