Form 10KSB/A
period 2003-12-31
ALTERNATIVE ENERGY SOURCES INC
filed 2005-02-09
CIK 1175867

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  Form 10-KSB/A
                         Commission File No: 333-103096

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date. As of December 31, 2003, the registrant had 8,200,000 shares of common stock, $0.0001 par value, issued and outstanding.

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

Date: March 9, 2005

By: /s/ Andrew Stinson
    -------------------
    Andrew Stinson
    President, Chief Executive Officer,
    Chief Financial Officer and Director

Date:  March 9, 2005

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

Date:  March 9, 2005

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

Date:  March 9, 2005

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

Dated:  March 9, 2005

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

Date:  March 9, 2005

By:    /s/ Bruce Gage
       ----------------
       Bruce Gage
       Director