Form 10KSB
period 2004-12-31
ALTERNATIVE ENERGY SOURCES INC
filed 2005-03-30
CIK 1175867

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB
                         Commission File No: 333-103096

(Mark One)

X Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date. As of December 31, 2004, the registrant had 8,200,000 shares of common stock, $0.0001 par value, issued and outstanding.

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

PART III

Item 9.   Directors and Executive Officers of the Registrant
Item 10.  Executive Compensation
Item 11.  Security Ownership of Certain Beneficial Owners and
          Management
Item 12.  Certain Relationships and Related Transactions
Item 13.  Exhibits and Reports on Form 8K
Item 14.  Principal Accounting Fees and Services

SIGNATURES
EXHIBITS

Exhibit 31.1
Exhibit 31.2
Exhibit 32

                                     PART I

STATEMENT REGARDING FORWARD-LOOKING INFORMATION.
------------------------------------------------

This report contains various forward-looking statements that are based on the Company's beliefs as well as assumptions made by and information currently available to the Company. When used in this report, the words "believe," "expect," "anticipate," "estimate" and similar expressions are intended to identify forward-looking statements. Such statements may include statements regarding seeking business opportunities, payment of operating expenses, and the like, and are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from projections or estimates contained herein. Factors which could cause actual results to differ materially include, among others, unanticipated delays or difficulties in location of a suitable business acquisition candidate, unanticipated or unexpected costs and expenses, competition and changes in market conditions, lack of adequate management personnel and the like. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially form those anticipated, estimated or projected. The Company cautions placing undue reliance on forward-looking statements. These statements are applicable as to only the date made.

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

The Company registered common shares held by certain security shareholders, which excluded the officer and directors common shares via a Form SB-2 Registration Statement. The Registration Statement was deemed effective September 12, 2003. Since this period of time the Company has filed in a timely manner with the Securities and Exchange Commission its periodic reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports on Form 10-KSB.

In July of 2004 the Company's common shares were listed on the Over-the-Counter-Bulletin-Board (OTCBB). The ticker symbol for the Company's common stock is "AESO". From July 2004 to December 2004 the stock traded at $1.00 and $0.75 respectively with the last price indicted at $0.75.

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

Strategic Business Plan of Issuer

Alternative Energy Sources, Inc. disclosed in the 3rd quarter of 2004, filed on the Form 10QSB, that the business plan of the Company was to be redirected from focusing efforts on business opportunities within the alternative energy marketplace to identifying and pursuing the development of a new business plan and direction for the Company. The reason for the change of direction was based upon the Company's inability to raise proceeds or generate revenue from its proposed business plan. As of December 31, 2004, management has not identified any viable business plan or opportunities for the Company to pursue or engage in.

Over the next twelve months management plans to continue to explore different options pertaining to a new business plan and direction. Andrew Stinson, officer and director, as agreed to provide the necessary funds to maintain the reporting status of the Company as required under the 1934 Act for the next twelve months. However, this agreement has not been consummated in writing and may be revoked at any time by either party. As such, investors must be aware that if the Company cannot maintain its status as a Reporting Company, the Company would fail and any investment made would be lost.

As of December 31, 2004, the Company had $68 of cash available. The Company has not been able to generate any revenue from its proposed business of providing consulting services and marketing wind driven energy systems to residential, agricultural, and small businesses throughout the northwest. Since August 2004, the Company's only activities have been organizational ones. The Company has not generated any revenues and has not commenced any commercial operations.

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

                                     Part II

ITEM 5. Market for the Registrant's Common Equity And Related Stockholder
Matters

In July of 2004 the Company's common shares were listed on the Over-the-Counter-Bulletin-Board (OTCBB). The ticker symbol for the Company's common stock is "AESO". For the period from July 2004 to December 2004 the stock traded at a high $1.00 and low of $0.75.

As of December 31, 2004, Alternative Energy had forty-one (41) shareholders of record. The Company has not paid cash dividends and has no outstanding options.

ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Plan of Operation

The Company has not generated any revenues and has not commenced any commercial operations.

The Company disclosed in the 3rd quarter of 2004 that it was no longer viable to continue operations under the existing business plan of seeking opportunities within the alternative energy marketplace specifically pertaining to wind energy systems throughout Washington, Idaho, Montana, and Oregon (Pacific Northwest) because of its inability to generate any revenue and/or raise additional proceeds.

Within the 3rd quarter of 2004 the Company redirected its focus towards identifying and pursuing options regarding the development of a new business plan and direction. As of December 31, 2004 management has not identified any viable option for the Company to pursue. Accordingly, over the next twelve months management plans to continue exploring various business opportunities that have the potential to generate positive revenue, profits and cash flow in order to financially accommodate the costs of being a fully reporting company.

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

For at least the next twelve months the Company anticipates it will continue to file reports with the SEC, even though it may cease to be required to do so. Management currently believes it is in the best interest of the Company to report its affairs quarterly, annually and currently, in order to provide accessible public information to interested parties, and also specifically to maintain its qualification for the Over-the Counter-Bulletin-Board (OTCBB) listing. The officer and director, if required plan to advance the expenses of accounting, legal, and professional requirements, including expenses in connection with this 1934 Act Registration of its common stock for the next twelve months

Liquidity and Capital Resources

As of the date of this report, we require additional capital investments or borrowed funds to meet cash flow projections and carry forward our new business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund any new direction the Company may consider.

The failure to secure adequate outside funding would have an adverse affect on our plan of operation and a direct negative impact on shareholder liquidity, which would most likely result in a complete loss of any funds invested in the Company's common stock.

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

Results of Operations

There were no revenues from sales for the year ended December 31, 2004.
The Company sustained a net loss of $13,937 for the period then ended for ongoing costs related to its development stage operations. A loss of $34,032 from the period of inception (April 8, 2002) to December 31, 2004 has been incurred for development stage operations.

Liquidity and Capital Resources

As of December 31, 2004, the current cash on hand was $68. The Company requires additional funds in order to maintain its Reporting Company status, which generally includes accounting and EDGAR filing fees.

Off-Balance Sheet Arrangements

As of the date of this Annual Report, the current funds available to the Company will not be sufficient for to continue maintaining a reporting status. The estimated cost to maintain the reporting status of the Company for the next twelve months has been estimated at $8,500. The officer and director, Andrew Stinson has indicated to the Company that he will provide the funds required to maintain the reporting status in the form of a non-secured loan for the next twelve months as the expenses are incurred. However, there is no contract in place or written agreement securing this agreement. Management believes if the Company cannot maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company. As such, any investment previously made would be lost in its entirety.

If the officer ceases to loan the funds; or after the twelve month period has expired, the Company will be required to find additional proceeds either through loans from the officer and/or directors, or through private funding from the sale of the Company's common stock. Currently, no steps have been taken for the furtherance of either of the above options. If the Company is unsuccessful in redirecting its business and fails to beginning operations or generating revenue or is unsuccessful in obtaining additional funding, it will be unable to continue as a going concern.

Other than the above described situation the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 7. FINANCIAL STATEMENTS


                        Alternative Energy Sources, Inc.
                          (A Development Stage Company)

                              Financial Statements

                                Table of Contents


         Report of Independent Auditors

         Balance Sheet

         Statements of Operations

         Statement of Stockholders' <Deficit>

         Statements of Cash Flows

         Notes to Financial Statements

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Stockholders and Board of Directors
Alternative Energy Sources, Inc.

We have audited the accompanying balance sheet of Alternative Energy Sources, Inc. (A Development Stage Company) as of December 31, 2004, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2003 and 2004, and the period from inception (April 8, 2002) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alternative Energy Sources, Inc. (A Development Stage Company) as of December 31, 2004, and results of its operations and its cash flows for the years ended December 31, 2003 and 2004, and the period from inception (April 8, 2002) to December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has suffered a loss from operations and is in the development stage. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also discussed in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Stark Winter Schenkein & Co., LLP




Denver, Colorado
March 22, 2005

                         Alternative Energy Sources, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                                December 31, 2004




                                     Assets
                                     ------

Current assets
  Cash                                                                 $     68
                                                                       =========
                     Liabilities and Stockholders' <Deficit>
                     ---------------------------------------

Current liabilities
   Accounts payable - related party                                    $  6,000
                                                                       ---------
Stockholders' <Deficit>
  Common stock, $.0001 par value, 75,000,000 shares authorized,
   8,200,000 shares issued and outstanding                                  820
  Additional paid-in capital                                             27,280
  (Deficit) accumulated during the development stage                    (34,032)
                                                                       ---------
                                                                         (5,932)
                                                                       ---------

                                                                       $     68
                                                                       =========


















            See the accompanying notes to the financial statements.

                        Alternative Energy Sources, Inc.
                          (A Development Stage Company)
                            Statements of Operations
                   Years Ended December 31, 2003 and 2004, and
         the Period From Inception (April 8, 2002) to December 31, 2004


                                      Inception to    Year Ended    Inception to
                                      December 31,   December 31,   December 31,
                                          2003           2004           2004
                                      ------------   ------------   ------------

Revenue                               $      --      $      --      $      --
                                      ------------   ------------   ------------

Operating Costs and Expenses:
  General and administrative               15,435         13,937         34,032
                                      ------------   ------------   ------------

Net (loss)                            $   (15,435)   $   (13,937)   $   (34,032)
                                      ============   ============   ============

Per Share Information -
 basic and fully diluted:

Weighted average common
 shares outstanding                     8,200,000      8,200,000      7,830,556
                                      ============   ============   ============

(Loss) per share                      $     (0.00)   $     (0.00)   $     (0.00)
                                      ============   ============   ============


















            See the accompanying notes to the financial statements.

                                   Alternative Energy Sources, Inc.
                                     (A Development Stage Company)
                                 Statement of Stockholders' <Deficit>
                      Period From Inception (April 8, 2002) to December 31, 2004

                                                                               (Deficit)
                                                                              Accumulated
                                              Common Stock        Additional   During the
                                              ------------         Paid in    Development
                                           Shares       Amount     Capital       Stage        Total
                                          ---------   ---------   ---------   ----------   ----------
Balance at inception                           --     $    --     $    --     $    --      $    --

Common shares issued for cash
  at inception at $.0004 per share        5,000,000         500       1,500        --          2,000
Common shares issued for cash
  at $.003 per share                      3,200,000         320       9,280        --          9,600
Contribution of services by shareholder        --          --         4,500        --          4,500
Net (loss) for the period                      --          --          --        (4,660)      (4,660)
                                          ---------   ---------   ---------   ----------   ----------
Balance, December 31, 2002                8,200,000         820      15,280      (4,660)      11,440

Contribution of services by shareholder        --          --         6,000        --          6,000
Net (loss) for the year                        --          --          --       (15,435)     (15,435)
                                          ---------   ---------   ---------   ----------   ----------
Balance, December 31, 2003                8,200,000         820      21,280     (20,095)       2,005

Contribution of services by shareholder        --          --         6,000        --          6,000
Net (loss) for the year                        --          --          --       (13,937)     (13,937)
                                          ---------   ---------   ---------   ----------   ----------
Balance, December 31, 2004                8,200,000   $     820   $  27,280   $ (34,032)   $  (5,932)
                                          =========   =========   =========   ==========   ==========















                        See the accompanying notes to the financial statements.

                                Alternative Energy Sources, Inc.
                                  (A Development Stage Company)
                                     Statement of Cash Flows
                           Years Ended December 31, 2003 and 2004, and
                 the Period From Inception (April 8, 2002) to December 31, 2004

                                                        Year Ended    Year Ended   Inception to
                                                       December 31,  December 31,  December 31,
                                                           2003          2004          2004
                                                        ---------     ---------     ---------
Cash flows from operating activities:
Net (loss)                                              $(15,435)     $(13,937)     $(34,032)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Contribution of services by shareholder                    6,000         6,000        16,500
                                                        ---------     ---------     ---------
  Net cash (used in) operating activities                 (9,435)       (7,937)      (17,532)

Cash flows from investing activities:
  Net cash provided by (used in) investing activities       --            --            --
                                                        ---------     ---------     ---------

Cash flows from financing activities:
Related party advances                                      --           6,000         6,000
Common shares issued for cash                               --            --          11,600
                                                        ---------     ---------     ---------
  Net cash provided by financing activities                 --           6,000        17,600
                                                        ---------     ---------     ---------

Increase (decrease) in cash and cash equivalents          (9,435)       (1,937)           68

Cash and cash equivalents, beginning of period            11,440         2,005          --
                                                        ---------     ---------     ---------

Cash and cash equivalents, end of period                $  2,005      $     68      $     68
                                                        =========     =========     =========


Supplemental cash flow information:
   Cash paid for interest                               $   --        $   --        $   --
                                                        =========     =========     =========
   Cash paid for income taxes                           $   --        $   --        $   --
                                                        =========     =========     =========







                     See the accompanying notes to the financial statements.

                        Alternative Energy Sources, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2004


Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was incorporated on April 8, 2002 in the State of Delaware and is in the development stage. The Company intends to develop its business in the alternative energy sector. Company has chosen December 31, as a year-end and has had no significant activity from inception to December 31, 2004.

Revenue Recognition

In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2004. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable-related party. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values.

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

                        Alternative Energy Sources, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2004


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

                        Alternative Energy Sources, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2004


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

Recent Pronouncements

In November 2004, the FASB issued SFAS 151, "Inventory Costs." SFAS 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB 43, Chapter 4, "Inventory Pricing." Paragraph 5 of ARB 43, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current  period  charges...."  This  Statement  requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS 151 to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS 152, "Accounting for Real Estate Time-Sharing Transactions." The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions." SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS 66, "Accounting for Sales of Real Estate," for real estate time-sharing transactions. SFAS 152 amends Statement 66 to reference the guidance provided in SOP 04-2. SFAS 152 also amends SFAS 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects", to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. Management does not expect adoption of SFAS 152 to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS 153, "Exchanges of Nonmonetary Assets," an amendment to Opinion No. 29, "Accounting for Nonmonetary Transactions." Statement 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS 153 to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS 123(R), "Share-Based Payment." SFAS 123(R) amends SFAS 123, "Accounting for Stock-Based Compensation," and APB Opinion 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires

                        Alternative Energy Sources, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2004


that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management is currently assessing the effect of SFAS No. 123(R) on the Company's financial statements.

Note 2. STOCKHOLDERS' <DEFICIT>

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

During the years ended December 31, 2003 and 2004, and the period from inception to December 31, 2004 an officer contributed administrative services valued at $6,000, $6,000 and $16,500 o the capital of the Company.

During the year ended December 31, 2003 the Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission to register an aggregate of 640,000 shares of common stock held by current shareholders. The Company will receive no proceeds from the sale of these securities.

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

                        Alternative Energy Sources, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2004


         Income tax provision at
          the federal statutory rate               34 %
         Effect of operating losses               (34)%
                                                  ----
                                                    -
                                                  ====

As of December 31, 2004, the Company has a net operating loss carryforward of approximately $17,000. This loss will be available to offset future taxable income. If not used, this carryforward will expire in 2024. The deferred tax asset relating to the operating loss carryforward has been fully reserved at December 31, 2004. The principal difference between the net operating loss for financial reporting purposes and income tax purposes results from the services contributed by affiliates of $16,500.

Note 4. ACCOUNTS PAYABLE - RELATED PARTIES

During the year ended December 31, 2004, affiliates of the Company advanced an aggregate of $6,000 for working capital to the Company, these advances are due on demand and do not bear interest.

Note 5. BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period from inception to December 31, 2004, the Company incurred a net loss of $34,032. In addition, the Company has no significant assets or revenue generating operations.

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

ITEM 8. Changes in and Disagreements on Accounting and Financial Disclosures

None.

Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Alternative Energy's chief executive officer and chief financial officer conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based upon their evaluation as of December 31, 2004, they have concluded that those disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in Alternative Energy's internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

The management of Alternative Energy Sources is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Alternative Energy's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. In making the assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control-Integrated Framework." Based on that assessment, management concluded that, as of December 31, 2004, The Company's internal control over financial reporting is effective based on those criteria.

                                    PART III

ITEM 9. Directors and Executive Officers of Registrant

The Directors and Officers of the Company, all of those whose terms will expire at the 2005 shareholders meeting, or at such a time as their successors shall be elected and qualified, are as follows:

Name              Age   Term Served              Title

Andrew Stinson     32   Since inception         President, Director and
                                                Chief Financial Officer

Bruce Gage         47   Since Inception         Director

Either of the above persons may be deemed a "promoter" of, Alternative Energy as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

There are no other persons nominated or chosen to become directors or executive officers, nor do we have any employees other than above mentioned officer and director. The By-laws of Alternative Energy require no less than one member on the board of directors and no more than seven.

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

Bruce Gage: Director. In 1994 Mr. Bruce Gage was involved in the start-up and development of WOW Pollutions Control Systems ("WOW"), Otis Orchards, WA. WOW Pollution Control Systems is a small business enterprise that is involved with the distribution and sales of environmentally conscious products to the residential, business and farming sectors. Specifically, WOW is an authorized distributor for Reznor waste oil heater and boiler systems. WOW also sells wastewater treatment systems designed to recycle wastewater produced from business operations such as car washes and maintenance facilities mixtures that are designed for petroleum related clean-ups. The company is also involved with the sale of alternative energy systems, such as windmills and solar panel systems. Since 1994, Mr. Gage has acted as an independent contractor with WOW, providing technical consulting and sales services for the company. Mr. Gage has experience with bio-remediation of soil related to petroleum products, providing design and installation of wastewater treatment systems, and waste oil reclamation systems. In addition, in 1999 Mr. Gage introduced and began the sales of alternative energy products through WOW as an independent contractor, which included solar and wind power systems. Mr. Gage plans to begin selling the alternative energy product lines, specifically the wind power systems through Alternative Energy Sources within the next twelve months and within the next eighteen months have all wind power systems sold through Alternative Energy. Although there are no agreements in place or anticipated in the future, WOW, has been put on notice and is fully aware of Mr. Gage's plans with Alternative Energy and no conflict of interest is anticipated between the businesses.
Education: In 1981 Mr. Gage completed the Pre-Physical Therapy program at Eastern Washington University.

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

ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

Andrew Stinson and Bruce Gage's address is 610 North Howard, Tekoa, Washington 99033.

The above referenced common shares were paid for and issued in May 2002, for consideration of $0.02 per share and total consideration of $2,000. (Please note that the above share total reflects the 10:1 forward split, effective December 12, 2002; and a subsequent forward split of 5:1, effective September 15, 2003)

ITEM 12. Certain Relationships and Related Transactions

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

ITEM 13. Exhibits and Reports on Form 8K

EXHIBITS

The following exhibits are incorporated into this Form 10-KSB Annual Report:

  EXHIBIT NO.       DESCRIPTION
  -----------       -----------

     31.1           Certification of CEO pursuant to Rule
                    13a-14(a) as adopted pursuant to Section
                    302 of the Sarbanes-Oxley Act of 2002

     31.2           Certification of Director pursuant to
                    Rule 13a-14(a) as adopted pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002

     32 Certification of CEO and Director pursuant to 18 U.S.C. 1350, as Adopted Pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002

                    Articles of Incorporation*
                    Bylaws*
                    Form 8K**
                    --------------------------

* Previously filed with the Company's Form SB-2 on February 11, 2003 and is hereby incorporated into this filing by reference.

**8-K filed on September 18, 2003. Disclosed a 5:1 forward split of the Company's common stock; the split was effective for all shareholders of record on September 15, 2003. The current report also disclosed the change in the Company's principle executive address as 610 North Howard, Tekoa, WA 99033


ITEM 14. Principal Accounting Fees and Services

The aggregate audit fees billed or to be billed by Stark Winter Schenkein & Co., LLP for the audit of Alternative Energy Sources' annual financial statements and review of financial statements included in Alternative Energy's Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements was approximately $9,000 for the year ended December 31, 2003 and $9,000 for the year ended December 31, 2004.

There were no other audit-related fees incurred or additional audit or professional fees to be billed for the above periods.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTERNATIVE ENERGY SOURCES, INC.
(Registrant)

Date: March 30, 2005

By: /s/ Andrew Stinson
    -------------------
    Andrew Stinson
    President, Chief Executive Officer,
    Chief Financial Officer and Director

Date:  March 30, 2005

By: /s/ Bruce Gage
    ----------------
    Bruce Gage
    Director