Form 10QSB
period 2005-03-31
ALTERNATIVE ENERGY SOURCES INC
filed 2005-06-07
CIK 1175867

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2005

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from ________________ to __________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date. As of May 31, 2005, the registrant had 8,200,000 shares of common stock, $0.0001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one). Yes |_| No |X|

                                      Index

                                                                          Page
                                                                         Number
                                                                         ------
PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements - Unaudited

  Balance Sheet as of March 31, 2005 ......................................... 3

  Statements of Operations for the three months and three months ended
  March 31, 2005 and 2004 and the period from inception (April 8, 2002)
  to March 31, 2005 .......................................................... 4

  Statements of Cash Flows for the three months ended March 31, 2005 and
  2004 and the period from inception (April 8, 2002) to March 31, 2005 ....... 5

  Notes to Financial Statements March 31, 2005 ............................... 6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations ............................................ 7

Item 3. Controls and Procedures .............................................. 8

PART II - OTHER INFORMATION

Item 6. Exhibit and Reports on Form 8-K ...................................... 8

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                        ALTERNATIVE ENERGY SOURCES, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET
                                 March 31, 2005
                                   (unaudited)

================================================================================

CURRENT ASSETS
   Cash                                                                $      4
--------------------------------------------------------------------------------

                                                                       $      4
================================================================================

       LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
     Accounts payable                                                  $ 21,760
     Accounts payable - related parties                                   6,536
--------------------------------------------------------------------------------
         Total current liabilities                                       28,296
                                                                       --------

STOCKHOLDERS' (DEFICIT)
Common stock, 75,000,000 shares authorized with
 $0.0001 par value Issued and outstanding
     8,200,000 common shares                                                820
     Additional paid-in-capital                                          28,780
     (Deficit) accumulated during
       exploration stage                                                (57,892)
--------------------------------------------------------------------------------

                                                                        (28,292)
--------------------------------------------------------------------------------

                                                                       $      4
================================================================================

   The accompanying notes are an integral part of these financial statements.

                         ATERNATIVE ENERGY SOURCES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                              Three month       Three month     April 8, 2002
                                             period ended      period ended     (inception) to
                                               March 31,         March 31,          March
                                                 2005              2004            31, 2005
==============================================================================================
OPERATING EXPENSES

   General and administrative expenses      $       23,860    $        4,660    $       57,892
                                            --------------    --------------    --------------

NET LOSS FOR THE PERIOD                     $      (23,860)   $       (4,660)   $      (57,892)
==============================================================================================

PER SHARE INFORMATION - BASIC AND DILUTED
LOSS PER COMMON SHARE                       $        (0.00)   $        (0.00)   $        (0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                            8,200,000         8,200,000         8,059,662

   The accompanying notes are an integral part of these financial statements.

                        ALTERNATIVE ENERGY SOURCES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                             Three month          Three month         April 8, 2002
                                                             period ended         period ended       (inception) to
                                                            March 31, 2005       March 31, 2004      March 31, 2005
====================================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES
NET CASH USED IN OPERATING ACTIVITIES                       $          (600)   $          (5,470)   $        (18,132)
--------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY INVESTING ACTIVITIES                                --                   --                  --
                                                           ---------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Related party advances                                              536                4,000               6,536
    Commons shares issued for cash                                       --                   --              11,600
--------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                               536                4,000              18,136
--------------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH                                             (64)              (1,470)                  4

CASH, BEGINNING OF PERIOD                                                68                2,005                  --
--------------------------------------------------------------------------------------------------------------------

CASH, END OF PERIOD                                        $              4    $             535    $              4
====================================================================================================================

   The accompanying notes are an integral part of these financial statements.

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
--------------------------------------------------------------------------------

Alternative Energy Sources, Inc. (the "Company") is a Development Stage Company that was organized to develop its business in the alternative energy sector and commenced operations April 8, 2002.

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2004 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period from inception to March 31, 2005, the Company incurred a net loss of $57,892. In addition, the Company has no significant assets or revenue generating operations.

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

NOTE 2 - STOCKHOLDERS' (DEFICIT)
--------------------------------------------------------------------------------

During the periods ended March 31, 2005 and 2004 an officer contributed administrative services valued at $1,500 to the capital of the Company.

NOTE 3 - RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

The Company owes affiliates of the Company $6,536 for advances made. There are no definite repayment terms or interest rates.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

Introduction

Since inception through the second quarter of 2004 management has focused efforts on business opportunities within the alternative energy marketplace specifically pertaining to wind energy systems throughout Washington, Idaho, Montana, and Oregon (Pacific Northwest). As of March 31, 2005, the Company had $4 of cash available. The Company has not been able to generate any revenue from its proposed business of providing consulting services and marketing wind driven energy systems to residential, agricultural, and small businesses throughout the northwest. On August 19, 2004, due to lack of success in executing the Company's business plan, the Board of Directors determined that it is no longer viable to continue operations under the existing business plan. Since August 19, 2004, the Company's only activities have been organizational ones. The Company has not generated any revenues and has not commenced any commercial operations.

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

The Company has had substantial operating losses since inception (April 8, 2002) and currently depends upon outside financing to begin operations. Management believes additional financing cannot be obtained prior to finding and disclosing an acquisition of, or an arrangement to acquire, valuable business assets.

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

ITEM 3. CONTROLS AND PROCEDURES

Regulations under the Securities Exchange Act of 1934 require public companies to maintain "disclosure controls and procedures", which are defined to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. The Company's Chief Executive Officer, based on his evaluation of the Company's disclosure controls and procedures as of the filing date of this report, concluded that the Company's disclosure and procedures were effective for this purpose.

Changes in Internal Controls

There were no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

31.1  Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2  Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1  Section 1350 Certification of Chief Executive Officer

32.2  Section 1350 Certification of Chief Financial Officer **

*     Included in Exhibit 31.1
**    Included in Exhibit 32.1

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        Alternative Energy Sources, Inc.


Dated: June 2, 2005                                       /s/ Andrew Stinson
                                                          ----------------------
                                                          Andrew Stinson
                                                          President, Director