Form 10QSB
period 2005-06-30
ALTERNATIVE ENERGY SOURCES INC
filed 2005-08-19
CIK 1175867

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

|X|   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                  For the quarterly period ended: June 30, 2005

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date. As of August 12, 2005, the registrant had 15,375,000 shares of common stock, $0.0001 par value, issued and outstanding.

Transitional  Small  Business Disclosure Format (check one). Yes [ ] No [X]

                                     Index
                                     -----
                                                                          Page
                                                                         Number
                                                                         ------
PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements - Unaudited

  Balance Sheet as of June 30, 2005 ....................................... 3

Statements of Operations for the three month Periods ended
June 30, 2005 and 2004 the six month periods ended June
30,2005 and 2004 and the period from inception (April 8,
2002) to  June 30, 2005 ................................................... 4

Statements of Cash Flows for the six month periods ended
June 30, 2005 and 2004 and the period from inception
(April 8, 2002) to June 30, 2005 ...............................--......... 5

  Notes to Financial Statements June 30, 2005 ............................. 6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations ..................... 7

Item 3. Controls and Procedures ........................................... 8

PART II - OTHER INFORMATION

Item 6. Exhibit and Reports on Form 8-K ................................... 8

               PART I - FINANCIAL INFORMATION

          ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

              ALTERNATIVE ENERGY SOURCES, INC.
                (A Development Stage Company)

                        BALANCE SHEET
                        June 30, 2005
                         (unaudited)


=================================================================== ===========


CURRENT ASSETS
   Cash
                                                                    $        4

------------------------------------------------------------------- -----------


                                                                    $        4
=================================================================== ===========

                         LIABILITIES AND STOCKHOLDERS' (DEFICIT)


CURRENT LIABILITIES
     Accounts payable                                               $   21,760
------------------------------------------------------------------- -----------
     Accounts payable - related parties                                 10,110
------------------------------------------------------------------- -----------
         Total current liabilities                                      31,870
------------------------------------------------------------------- -----------

STOCKHOLDERS' (DEFICIT)
Common stock, 75,000,000 shares authorized with $0.0001 par value
 Issued and outstanding
     15,375,000 common shares                                            1,537
     Additional paid-in-capital                                         29,563
   (Deficit) accumulated during the development  stage                 (62,966)
------------------------------------------------------------------- -----------

                                                                       (31,866)
------------------------------------------------------------------- -----------

                                                                    $        4
=================================================================== ===========

 The accompanying notes are an integral part of these financial statements.

                         ATERNATIVE ENERGY SOURCES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                              Three month      Three month         Six              Six              April 8,
                                              period ended    period ended     month period     month period           2002
                                                June 30,        June 30,      ended June 30,   ended June 30,      (inception)
                                                   2005            2004            2005             2004         to June 30, 2005
-------------------------------------------- ---------------  --------------  ---------------  ---------------  -------------------

OPERATING EXPENSES

General and administrative expenses
                                             $        5,074   $       2,500   $       28,934   $        8,819      $        62,966
                                             ---------------  --------------  ---------------  ---------------     --------------


NET (LOSS) FOR THE PERIOD
                                             $       (5,074)  $      (2,500)  $      (28,934)  $       (8,819)     $       (62,966)
============================================ ===============  ==============  ===============  ===============     ==============



PER SHARE INFORMATION - BASIC AND DILUTED
(LOSS )PER COMMON SHARE                      $        (0.00)  $       (0.00)  $       (0.00)   $        (0.00)     $         (0.00)

============================================ ===============  ==============  ===============  ==============      ===============

WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING
                                                 15,375,000      15,375,000       15,375,000       15,375,000           14,312,019
============================================ ===============  ==============  ===============  ===============     ===============


 The accompanying notes are an integral part of these financial statements.

                        ALTERNATIVE ENERGY SOURCES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                               Six month         Six month      April 8, 2002
                                              period ended      period ended   (inception) to
                                                June 30,          June 30,        June 30,
                                                  2005              2004             2005
-----------------------------------------    --------------   --------------   ---------------

CASH FLOWS FROM OPERATING ACTIVITIES
NET CASH (USED IN) OPERATING ACTIVITIES      $       (4,174)        $(5,470)          $(21,706)
-----------------------------------------    --------------   -------------     --------------

NET CASH PROVIDED BY INVESTING ACTIVITIES                 -               -                 -
-----------------------------------------    --------------   -------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Related party advances                            4,110           4,000             10,110
    Commons shares issued for cash                        -               -             11,600
-----------------------------------------    --------------   -------------     --------------

NET CASH PROVIDED BY FINANCING ACTIVITIES             4,110           4,000             21,710
-----------------------------------------    --------------   -------------     --------------

INCREASE (DECREASE) IN CASH                             (64)         (1,470)                 4

CASH, BEGINNING OF PERIOD                                68           2,005                  -
-----------------------------------------    --------------   -------------     --------------

CASH, END OF PERIOD                          $            4   $         535     $            4
=========================================    ==============   =============     ==============




 The accompanying notes are an integral part of these financial statements.

              ALTERNATIVE ENERGY SOURCES, INC.
-------------------------------------------------------------------------------
                (A Development Stage Company)
           NOTES TO UNAUDITED FINANCIAL STATEMENTS
                        JUNE 30, 2005
-------------------------------------------------------------------------------
NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Alternative Energy Sources, Inc. (the "Company") is a Development Stage Company that was organized to develop its business in the alternative energy sector and commenced operations April 8, 2002.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2004 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period from inception to June 30, 2005, the Company incurred a net loss of $62,966. In addition, the Company has no significant assets or revenue generating operations.

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

NOTE 2 - STOCKHOLDERS' (DEFICIT)

-------------------------------------------------------------------------------

During the period ended June 30, 2005 an officer contributed administrative services valued at $3,000 to the capital of the Company.

On May 17, 2005, The Company's shareholders approved a forward stock split of its common stock of four (4) shares for one (1) share of existing stock for shareholders of record on May 17, 2005. The number of common stock shares outstanding increased from 8,200,000 to 32,800,000. Prior period information has been restated to reflect the stock split.

Subsequent to the review period, on July 7, 2005, The Company's shareholders approved a reverse stock split of its common stock of one (1) shares for 0.46875 of a share of existing stock for shareholders of record on July 7, 2005. The number of common stock shares outstanding decreased from 32,800,000 to 15,375,000. Prior period information has been restated to reflect the stock split.

All share amounts have been restated to reflect the 4:1 forward split on May 17, 2005 and the 1: 0.46875 reverse stock split on July 7, 2005.

NOTE 3 - RELATED PARTY TRANSACTIONS
-------------------------------------------------------------------------------

The Company owes affiliates of the Company $10,110 for advances made. There are no definite repayment terms or interest rates.

NOTE 4 - SUBSEQUENT EVENTS
-------------------------------------------------------------------------------

On July 7, 2005, the Company's shareholders approved a reverse stock split of its common stock of one (1) shares for 0.46875 of a share of existing stock for shareholders of record on July 7, 2005. The number of common stock shares outstanding decreased from 32,800,000 to 15,375,000. Prior period information has been restated to reflect the stock split.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

Introduction

Since inception through the second quarter of 2004 management has focused efforts on business opportunities within the alternative energy marketplace specifically pertaining to wind energy systems throughout Washington, Idaho, Montana, and Oregon (Pacific Northwest). As of June 30, 2005, the Company had $4 of cash available. The Company has not been able to generate any revenue from its proposed business of providing consulting services and marketing wind driven energy systems to residential, agricultural, and small businesses throughout the northwest. On August 19, 2004, due to lack of success in executing the Company's business plan, the Board of Directors determined that it is no longer viable to continue operations under the existing business plan. Since August 19, 2004, the Company's only activities have been organizational ones. The Company has not generated any revenues and has not commenced any commercial operations.

The Company is redirecting the current focus towards identifying and pursuing options regarding the development of a new business plan and direction. The Company is exploring various business opportunities that have the potential to generate positive revenue, profits and cash flow in order to financially accommodate the costs of being a fully reporting company.

Plan of Operation

As of the date of this report, the Company has no current business operations. Its business plan is to seek one or more potential profitable business combinations or acquisitions. At the present time, the Company is concentrating substantially all of its efforts in raising capital and developing business operations.

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

Plan of Operation - Next Twelve Months

This Company has no immediate or foreseeable need for additional funding, from sources outside of its officer, directors and affiliates during the next twelve months. The officer, directors and affiliates, if required, plan to advance the expenses of accounting, legal, and professional requirements, including expenses in connection with this 1934 Act Registration of its common stock for the next twelve months or to find other investors or third parties willing to do so. Specifically, in the event that no combination is made within the next twelve months, the Company will be forced to affect additional advances from its officer, directors and affiliates for costs involved in maintenance of corporate status within the state of Delaware and filing of reports with the Security and Exchange Commission (SEC), as required under the 1934 Act. Should this become necessary, the maximum amount of such advances is estimated not to exceed $8,000.00. No agreement by the officer, directors and affiliates to make such advances is in place, and no guarantee can presently be given that additional funds, if needed, will be available.

For at least the next twelve months, the Company anticipates it will continue to file reports with the SEC, even though it may cease to be required to do so. Management currently believes it is in the best interest of the Company to report its affairs quarterly, annually and currently, in order to provide accessible public information to interested parties, and also specifically to maintain its qualification for the Over-the Counter-Bulletin-Board (OTCBB) listing.

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

                        Alternative Energy Sources, Inc.





Dated: August 16, 2005               /s/ Andrew Stinson
                                     ----------------------
                                     Andrew Stinson
                                     President, Director