Form 10QSB
period 2005-09-30
ALTERNATIVE ENERGY SOURCES INC
filed 2005-12-28
CIK 1175867

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date. As of December 12, 2005, the registrant had 15,375,000 shares of common stock, $0.0001 par value, issued and outstanding.

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

  Balance Sheet as of September 30, 2005 ..................................... 3

  Statements of Operations for the three month Periods ended
  September 30, 2005 and 2004 the nine month periods ended
  September 30,2005 and 2004 and the period from inception
  (April 8, 2002) to September 30, 2005 ...................................... 4

  Statements of Cash Flows for the nine month periods ended
  September 30, 2005 and 2004 and the period from inception
  (April 8, 2002) to September 30, 2005 ...................................... 5

  Notes to Financial Statements September 30, 2005 ........................... 6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations ........................ 7

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

Item 6. Exhibit and Reports on Form 8-K ...................................... 8

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                        ALTERNATIVE ENERGY SOURCES, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET
                               SEPTEMBER 30, 2005
                                   (unaudited)

--------------------------------------------------------------------------------

CURRENT ASSETS
   Cash                                                               $       4
--------------------------------------------------------------------------------

                                                                      $       4
================================================================================

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
     Accounts payable                                                 $ 187,460
     Accounts payable - related parties                                  14,636
--------------------------------------------------------------------------------
         Total current liabilities                                      202,096
--------------------------------------------------------------------------------

STOCKHOLDERS' (DEFICIT) ( refer Note 2 and 4) Common stock,
75,000,000 shares authorized with $0.0001 par value
 Issued and outstanding
   15,375,000 common shares                                               1,537
   Additional paid-in-capital                                            31,063
   (Deficit) accumulated during exploration stage                      (234,692)
--------------------------------------------------------------------------------

                                                                       (202,092)
--------------------------------------------------------------------------------

                                                                      $       4
================================================================================

              The accompanying notes are an integral part of these
                         interim financial statements.

                         ATERNATIVE ENERGY SOURCES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                             Three month       Three month      Nine month       Nine month        April 8,
                                               period            period          period           period             2002
                                                ended             ended           ended            ended         (inception)
                                              September         September       September        September       to September
                                                 30,               30,             30,              30,               30,
                                                2005              2004            2005             2004              2005
-----------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES

General and administrative expenses          $     62,470     $      2,696     $    200,660     $     12,166     $    234,692
                                             --------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD                      $    (62,470)    $     (2,696)    $   (200,660)    $    (12,166)    $   (234,692)
=============================================================================================================================

PER SHARE INFORMATION - BASIC AND DILUTED
LOSS PER COMMON SHARE                        $      (0.00)    $      (0.00)    $      (0.01)    $      (0.00)
============================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING                        15,375,000       15,375,000       15,375,000       15,375,000
============================================================================================================

              The accompanying notes are an integral part of these
                         interim financial statements.

                        ALTERNATIVE ENERGY SOURCES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                  Nine month       Nine month     April 8, 2002
                                                                                 period ended     period ended   (inception) to
                                                                                September 30,    September 30,    September 30,
                                                                                     2005             2004             2005
------------------------------------------------------------------------------- -----------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------------------------------------------------- -----------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                                              $ (8,700)       $ (5,666)        $(26,232)
------------------------------------------------------------------------------- -----------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                                                    --              --               --

CASH FLOWS FROM FINANCING ACTIVITIES
    Related party advances                                                            8,636           4,000           14,636
    Commons shares issued for cash                                                       --              --           11,600
------------------------------------------------------------------------------- -----------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                             8,636           4,000           26,236
------------------------------------------------------------------------------- -----------------------------------------------

INCREASE (DECREASE) IN CASH                                                             (64)         (1,666)               4

CASH, BEGINNING OF PERIOD                                                                68           2,005               --
------------------------------------------------------------------------------- -----------------------------------------------

CASH, END OF PERIOD                                                                $      4        $    339         $      4
===============================================================================================================================

              The accompanying notes are an integral part of these
                         interim financial statements.

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
--------------------------------------------------------------------------------

Alternative Energy Sources, Inc. (the "Company") is a Development Stage Company that was organized to develop its business in the alternative energy sector and commenced operations April 8, 2002.

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements from the year ended December 31, 2004, included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period from inception to September 30, 2005, the Company incurred a net loss of $234,692. In addition, the Company has no significant assets or revenue generating operations.

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

NOTE 2 - STOCKHOLDERS' (DEFICIT)
--------------------------------------------------------------------------------

During the periods ended September 30, 2005 and 2004, an officer contributed administrative services valued at $4,500 to the capital of the Company.

On May 17, 2005, the Company's shareholders approved a forward stock split of its common stock of four shares for one share of existing stock for shareholders of record on May 17, 2005. The number of common stock shares outstanding increased from 8,200,000 to 32,800,000.

On July 7, 2005, the Company's shareholders approved a reverse stock split of its common stock of 0.46875 shares for one share of existing stock for shareholders of record on July 7, 2005. The number of common stock shares outstanding decreased from 32,800,000 to 15,375,000.

All share and per share amounts have been restated to reflect these splits.

NOTE 3 - RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

The Company owes affiliates of the Company $14,636 for advances made. There are no definite repayment terms or interest rates.

NOTE 4 - SUBSEQUENT EVENTS
--------------------------------------------------------------------------------

On October 12, 2005 the Company received $201,000 pursuant to an unsecured loan agreement. The term of the loan is for twelve months and bears interest at 10% per annum. Principal and interest is payable on the due date of the loan. The Company used $186,011 of the loan proceeds to pay legal fees included in accounts payable.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

Introduction

Since inception through the second quarter of 2004 management has focused efforts on business opportunities within the alternative energy marketplace specifically pertaining to wind energy systems throughout Washington, Idaho, Montana, and Oregon (Pacific Northwest). As of September 30, 2005, the Company had $4 of cash available. The Company has not been able to generate any revenue from its proposed business of providing consulting services and marketing wind driven energy systems to residential, agricultural, and small businesses throughout the northwest. On August 19, 2004, due to lack of success in executing the Company's business plan, the Board of Directors determined that it is no longer viable to continue operations under the existing business plan. Since August 19, 2004, the Company's only activities have been organizational ones. The Company has not generated any revenues and has not commenced any commercial operations.

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

ITEM 5. OTHER INFORMATION

On December 20, 2005, Bruce Gage, a director of the Company, tendered to the Company's board of directors his resignations as a director of the Company. The resignation was accepted by the remaining member of the Company's board of directors.

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

                        Alternative Energy Sources, Inc.


                 Dated: December 20, 2005   /s/ Andrew Stinson
                                            ----------------------
                                            Andrew Stinson
                                            President, Director