Form 10KSB
period 2005-12-31
ALTERNATIVE ENERGY SOURCES INC
filed 2006-03-17
CIK 1175867

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                            ANNUAL REPORT PURSUANT TO
                           SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005

                                   ----------

                 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________

                        Commission file number: 000-51762

                         ALTERNATIVE ENERGY SOURCES, INC.
                         -------------------------------
             (Exact name of Registrant as specified in its charter)

        Delaware                                       74-3038728
        --------                                       ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                         88 West 44th Avenue, Vancouver
                        British Columbia, V5Y 2V1, Canada
                        ---------------------------------
                    (Address of principal executive offices)

                                 (604) 738-0540
                                 --------------
               Registrant's telephone number, including area code

Securities to be registered pursuant to Section 12(b) of the Act:

     Title of each class                   Name of each exchange on which
     to be so registered                   each class is to be registered

            None                                        None

Securities to be registered pursuant to Section 12(g) of the Act:

                                      None
                                      ----
                                (Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13
or 15(d) of the Exchange Act.   Yes [X]   No [ ]

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [X] No [ ]

State issuer's revenues for its most recent fiscal year:           0
                                                          ----------------------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

                          $300,000 as at March 15, 2006
                          -----------------------------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                          15,375,000 on March 15, 2006
                          ----------------------------

                                TABLE OF CONTENTS

                            FORM 10-KSB ANNUAL REPORT
                        ALTERNATIVE ENERGY SOURCES, INC.

Statement Regarding Forward-Looking Information

PART I.

Item 1.   Description of Business.............................................4

Item 2.   Description of Property.............................................5

Item 3.   Legal Proceedings...................................................6

Item 4.   Submission of Matters to a Vote of Security Holders.................6

PART II

Item 5.   Market for the Registrant's Common Equity
              And Related Stockholder Matters.................................6

Item 6.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations.......................................6

Item 7.   Financial Statements..............................................F-1

Item 8.   Changes in and Disagreements on Accounting and Financial
              Disclosures.....................................................9

Item 8A.  Controls and Procedures.............................................9

PART III

Item 9.   Directors and Executive Officers of the Registrant..................9

Item 10.  Executive Compensation.............................................11

Item 11.  Security Ownership of Certain Beneficial Owners and
              Management.....................................................11

Item 12.  Certain Relationships and Related Transactions.....................12

Item 13.  Exhibits and Reports on Form 8K....................................12

Item 14.  Principal Accounting Fees and Services.............................13

SIGNATURES...................................................................14

EXHIBITS

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

ITEM 1. Description of Business

Alternative Energy Sources, Inc. was incorporated in Delaware on April 8, 2002. With the resignation of Andrew Stinson as the Company's President on January 27, 2006, the Company's mailing address changed from 624 North Howard, Tekoa, WA 99033. Our current mailing address is 88 West 44th Street, Vancouver, BC V5Y 2V1, Canada. The telephone number of our principal executive office is (604) 738-0540.

The Company is authorized to issue up to 75,000,000 (seventy-five million) common shares, par value $0.0001.

Until January 27, 2006, the Company was headed up by Andrew Stinson officer and director and Bruce Gage, Director, together they own a total of 9,375,000 shares (61.0%) of the Company's issued and outstanding common stock.

The Company has not commenced any commercial operations or material operating activities and has had no revenues or income from the date of inception through the date of this filing. The Company has no full- or part-time employees and owns no real estate.

The Company registered common shares held by certain security shareholders, which excluded the officer and directors common shares via a Form SB-2 Registration Statement. The Registration Statement was deemed effective September 12, 2003. Since this period of time the Company has filed all of its required periodic reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports on Form 10-KSB, with the Securities and Exchange Commission.

The Company's common shares are quoted on the Pink Sheets, LLC. The ticker symbol for the Company's common stock is "AENS". In 2005, the stock traded between $.08 and $.05, ending the year at $.05.

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

Strategic Business Plan of Issuer

Alternative Energy Sources, Inc. disclosed in the 3rd quarter of 2004, filed on the Form 10QSB, that the business plan of the Company was to be redirected from focusing efforts on business opportunities within the alternative energy marketplace to identifying and pursuing the development of a new business plan and direction for the Company. The reason for the change of direction was based upon the Company's inability to raise proceeds or generate revenue from its proposed business plan. As of December 31, 2005, management has not identified any viable business plan or opportunities for the Company to pursue or engage in.

As of December 31, 2005, the Company had $4,762 of cash available. The Company has not been able to generate any revenue in 2005. Since August 2004, the Company's only activities have been organizational ones. The Company has not generated any revenues and has not commenced any commercial operations.

The Company has redirected its focus towards identifying and pursuing options regarding the development of a new business plan and direction. The Company is exploring various business opportunities that have the potential to generate positive revenue, profits and cash flow in order to financially accommodate the costs of being a fully reporting company.

ITEM 2. Description of Property

In 2005, Alternative Energy Sources, Inc.'s principle executive address was 624 North Howard, Tekoa, WA 99033. Andrew Stinson, our former President, provided his home office and mailing address for Alternative Energy. Mr. Stinson contributed this office space along with his services to the Company.

On January 27, 2006, Mr. Stinson resigned from his position as President of Alternative Energy, and Stephen Jackson became our President. As a result, our principle executive address became 88 West 44th Street, Vancouver, BC V5Y 2V1, Canada. This office is provided by Mr. Jackson who is receiving no compensation in connection therewith.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to the security holders for a vote in the fourth fiscal quarter of 2005.

                                     PART II

ITEM 5. Market for the Registrant's Common Equity And Related Stockholder
Matters

In 2005, the Company's common shares were quoted on Pink Sheets, LLC. The symbol for the Company's common stock is "AENS". In 2005, the stock traded at a high $.08 and low of $.05.

As of December 31, 2005, Alternative Energy had seventeen shareholders of record. The Company has not paid cash dividends and has no outstanding options.


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

In the 3rd quarter of 2004, the Company redirected its focus towards identifying and pursuing options regarding the development of a new business plan and direction. As of December 31, 2005, management has not identified any viable option for the Company to pursue. Accordingly, over the next twelve months management plans to continue exploring various business opportunities that have the potential to generate positive revenue, profits and cash flow in order to financially accommodate the costs of being a fully reporting company.

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

For at least the next twelve months, the Company anticipates it will continue to file reports with the SEC, even though it may cease to be required to do so. Management currently believes it is in the best interest of the Company to report its affairs quarterly, annually and currently, in order to provide accessible public information to interested parties.

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

There are no employees of the Company, and no changes are anticipated in the next twelve months.

Results of Operations

There were no revenues from sales for the year ended December 31, 2005. The Company sustained a net loss of $217,598 for the period then ended. This net loss was for ongoing costs related to its development stage operations, including legal fees. A loss of $251,630 from the period of inception (April 8, 2002) to December 31, 2005 has been incurred for development stage operations.

Liquidity and Capital Resources

As of December 31, 2005, the current cash on hand was $4,762. The Company requires additional funds in order to maintain its Reporting Company status, which generally includes accounting and EDGAR filing fees.

Off-Balance Sheet Arrangements

As of the date of this Annual Report, the current funds available to the Company will not be sufficient to continue maintaining a reporting status. The estimated cost to maintain the reporting status of the Company for the next twelve months has been estimated at $25,000. Management believes if the Company cannot maintain its reporting status with the SEC, it will have to cease all efforts directed towards the Company. As such, any investment previously made would be lost in its entirety.

We may be required to find additional proceeds either through non-secured loans from the officer, directors or various shareholders or through private funding from the sale of the Company's common stock. Currently, no steps have been taken for the furtherance of either of the above options. If the Company is unsuccessful in redirecting its business and fails to beginning operations or generating revenue or is unsuccessful in obtaining additional funding, it will be unable to continue as a going concern.

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

ITEM 7. FINANCIAL STATEMENTS


                        Alternative Energy Sources, Inc.
                          (A Development Stage Company)

Financial Statements

Table of Contents

     Report of Independent Auditors                                          F-2
     Balance Sheet                                                           F-3
     Statements of Operations                                                F-4
     Statement of Stockholders' (Deficit)                                    F-5
     Statements of Cash Flows                                                F-6
     Notes to Financial Statements                                           F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Stockholders and Board of Directors
Alternative Energy Sources, Inc.

We have audited the accompanying balance sheet of Alternative Energy Sources, Inc. (A Development Stage Company) as of December 31, 2005, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2005 and 2004, and the period from inception (April 8, 2002) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alternative Energy Sources, Inc. (A Development Stage Company) as of December 31, 2005, and results of its operations and its cash flows for the years ended December 31, 2005 and 2004, and the period from inception (April 8, 2002) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has suffered a loss from operations and is in the development stage. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also discussed in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Stark Winter Schenkein & Co., LLP


Denver, Colorado
March 6, 2006

                        Alternative Energy Sources, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                                December 31, 2005


                                     Assets

Current assets
  Cash                                                                $   4,762
                                                                      =========

                    Liabilities and Stockholders' (Deficit)

Current liabilities
   Accounts payable                                                   $   6,656
   Accounts payable - related party                                      14,636
   Note payable                                                         201,000
                                                                      ---------
Total current liabilities                                               222,292
                                                                      ---------

Stockholders' (deficit)
  Common stock, $.0001 par value, 75,000,000 shares authorized,
   15,375,000 shares issued and outstanding                               1,538
  Additional paid-in capital                                             32,562
  (Deficit) accumulated during the development stage                   (251,630)
                                                                      ---------
                                                                       (217,530)
                                                                      ---------
                                                                      $   4,762
                                                                      =========

                        Alternative Energy Sources, Inc.
                          (A Development Stage Company)
                             Statement of Operations
                   Years Ended December 31, 2005 and 2004, and
         the Period From Inception (April 8, 2002) to December 31, 2005


                                                      Year Ended        Year Ended       Inception to
                                                     December 31,      December 31,      December 31,
                                                         2005              2004              2005
                                                     ------------      ------------      ------------
Revenue                                              $         --      $         --      $         --
                                                     ------------      ------------      ------------

Operating Costs and Expenses:
  General and administrative                              217,598            13,937           251,630
                                                     ------------      ------------      ------------

Net (loss)                                           $   (217,598)     $    (13,937)     $   (251,630)
                                                     ============      ============      ============

Per Share Information - basic and fully diluted:

Weighted average common shares outstanding             15,375,000        15,375,000
                                                     ============      ============

(Loss) per share                                     $      (0.01)     $      (0.00)
                                                     ============      ============

                        Alternative Energy Sources, Inc.
                          (A Development Stage Company)
                      Statement of Stockholders' (Deficit)
           Period From Inception (April 8, 2002) to December 31, 2005


                                                                                          (Deficit)
                                                                                         Accumulated
                                                  Common Stock            Additional     During the
                                            -------------------------      Paid in       Development
                                              Shares         Amount        Capital          Stage          Total
                                            ----------     ----------     ----------     ----------      ----------
Balance at inception                                --     $       --     $       --     $       --      $       --

Common shares issued for cash
  at inception at $.0004 per share           9,375,000            938          1,062             --           2,000
Common shares issued for cash
  at $.003 per share                         6,000,000            600          9,000             --           9,600
Contribution of services by shareholder             --             --          4,500             --           4,500
Net (loss) for the period                           --             --             --         (4,660)         (4,660)
                                            ----------     ----------     ----------     ----------      ----------
Balance, December 31, 2002                  15,375,000          1,538         14,562         (4,660)         11,440

Contribution of services by shareholder             --             --          6,000             --           6,000
Net (loss) for the year                             --             --             --        (15,435)        (15,435)
                                            ----------     ----------     ----------     ----------      ----------
Balance, December 31, 2003                  15,375,000          1,538         20,562        (20,095)          2,005

Contribution of services by shareholder             --             --          6,000             --           6,000
Net (loss) for the year                             --             --             --        (13,937)        (13,937)
                                            ----------     ----------     ----------     ----------      ----------
Balance, December 31, 2004                  15,375,000          1,538         26,562        (34,032)         (5,932)

Contribution of services by shareholder             --             --          6,000             --           6,000
Net (loss) for the year                             --             --             --       (217,598)       (217,598)
                                            ----------     ----------     ----------     ----------      ----------
Balance, December 31, 2005                  15,375,000     $    1,538     $   32,562     $ (251,630)     $ (217,530)
                                            ==========     ==========     ==========     ==========      ==========

                        Alternative Energy Sources, Inc.
                          (A Development Stage Company)
                             Statement of Cash Flows
                   Years Ended December 31, 2005 and 2004, and
         the Period From Inception (April 8, 2002) to December 31, 2005


                                                           Year Ended        Year Ended       Inception to
                                                          December 31,      December 31,      December 31,
                                                              2005              2004              2005
                                                          ------------      ------------      ------------
Cash flows from operating activities:
Net (loss)                                                $   (217,598)     $    (13,937)     $   (251,630)
Adjustments to reconcile net (loss) to net cash
  (used in) operating activities:
Contribution of services by shareholder                          6,000             6,000            22,500
Accounts payable and accrued expenses                            6,656                --             6,656
                                                          ------------      ------------      ------------
  Net cash (used in) operating activities                     (204,942)           (7,937)         (222,474)
                                                          ------------      ------------      ------------

Cash flows from investing activities:
  Net cash provided by (used in) investing activities               --                --                --
                                                          ------------      ------------      ------------

Cash flows from financing activities:
Related party advances                                           8,636             6,000            14,636
Proceeds from note payable                                     201,000                --           201,000
Common shares issued for cash                                       --                --            11,600
                                                          ------------      ------------      ------------
  Net cash provided by financing activities                    209,636             6,000           227,236
                                                          ------------      ------------      ------------

Increase (decrease) in cash and cash equivalents                 4,694            (1,937)            4,762

Cash and cash equivalents, beginning of period                      68             2,005                --
                                                          ------------      ------------      ------------

Cash and cash equivalents, end of period                  $      4,762      $         68      $      4,762
                                                          ============      ============      ============

Supplemental cash flow information:
   Cash paid for interest                                 $         --      $         --      $         --
                                                          ============      ============      ============
   Cash paid for income taxes                             $         --      $         --      $         --
                                                          ============      ============      ============

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was incorporated on April 8, 2002 in the State of Delaware and is in the development stage. The Company intends to develop its business in the alternative energy sector. The Company has chosen December 31, as a year-end and has had no significant activity from inception to December 31, 2005.

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

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2005. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values.

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

Recent Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151 "Inventory Costs". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for the Company beginning with its fiscal year ending September 30, 2006. The Company is currently evaluating the impact this new Standard will have on its operations, but believes that it will not have a material impact on the Company's financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS 153 "Exchanges of Non monetary Assets - an amendment of APB Opinion No. 29". This Statement amended APB Opinion 29 to eliminate the exception for non monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non monetary assets that do not have commercial substance. A non monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of this Standard is not expected to have any material impact on the Company's financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS 123 (revised 2004) "Share-Based Payment". This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". The provisions of this Statement will be effective for the Company beginning with its fiscal year ending September 30, 2007. The Company is currently evaluating the impact this new Standard will have on its financial position, results of operations or cash flows.

In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No.107 (SAB 107) which provides guidance regarding the interaction of SFAS 123(R) and certain SEC rules and regulations. The new guidance includes the SEC's view on the valuation of share-based payment arrangements for public companies and may simplify some of SFAS 123(R)'s implementation challenges for registrants and enhance the information investors receive.

In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations, which clarifies that the term 'conditional asset retirement obligation' as used in SFAS 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 is effective no later than the end of the fiscal year ending after December 15, 2005. The Company does not believe that FIN 47 will have a material impact on its financial position or results from operations.

 In August 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions, and it changes the requirements for accounting for and reporting them. Unless it is impractical, the statement requires retrospective application of the changes to prior periods' financial statements. This statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.

Note 2. STOCKHOLDERS' (DEFICIT)

During December 2002 the Company affected a ten for one forward stock split and during September 2003 the Company affected a five for one forward stock split. On May 17, 2005, the Company's shareholders approved a forward stock split of its common stock of four shares for one share of existing stock for shareholders of record on May 17, 2005, and on July 7, 2005, the Company's shareholders approved a reverse stock split of its common stock of 0.46875 shares for one share of existing stock for shareholders of record on July 7, 2005. All share and per share amounts have been restated to give effect to these splits.

At inception, the Company issued 9,375,000 shares of its common stock for cash aggregating $2,000, to certain officers.

During July and August 2002 the Company issued 6,000,000 shares of common stock for cash aggregating $9,600 pursuant to a private placement offering.

During the years ended December 31, 2004 and 2005, and the period from inception to December 31, 2005 an officer contributed administrative services valued at $6,000, $6,000 and $22,500 to the capital of the Company.

During the year ended December 31, 2003 the Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission to register an aggregate of 640,000 shares of common stock held by current shareholders. The Company will received no proceeds from the sale of these securities.

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

         Income tax provision at
          the federal statutory rate                                34 %
         Effect of operating losses                                (34)%
                                                                   -----
                                                                      --
                                                                   =====

As of December 31, 2005, the Company has a net operating loss carryforward of approximately $229,000. This loss will be available to offset future taxable income. If not used, this carryforward will expire in 2025. The deferred tax asset of approximately $78,000 relating to the operating loss carryforward has been fully reserved at December 31, 2005. The principal difference between the net operating loss for financial reporting purposes and income tax purposes results from the services contributed by affiliates of $22,500.

Note 4. ACCOUNTS PAYABLE - RELATED PARTIES

From inception to December 31, 2005, affiliates of the Company advanced an aggregate of $14,636 for working capital to the Company, these advances are due on demand and do not bear interest.

Note 5. NOTES PAYABLE

On October 12, 2005 the Company received $201,000 pursuant to an unsecured loan agreement. The term of the loan is for twelve months and bears interest at 10% per annum. Principal and interest is payable on the due date of the loan. The amount of accrued interest as of December 31, 2005, was $4,405. The Company used $193,340 of the loan proceeds to pay legal fees.

Note 6. BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period from inception to December 31, 2005, the Company incurred a net loss of $251,630. In addition, the Company has no significant assets or revenue generating operations and has working capital and stockholder deficits of $217,530 at December 31, 2005.

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

ITEM 8. Changes in and Disagreements on Accounting and Financial Disclosures

None.


Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Alternative Energy's chief executive officer, who is also acting as the accounting officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based upon their evaluation as of December 31, 2005, they have concluded that those disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in Alternative Energy's internal control over financial reporting during the year ended December 31, 2005 that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

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

Alternative Energy's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2005. Based on that assessment, management concluded that, as of December 31, 2005, The Company's internal control over financial reporting is effective based on those criteria.


                                    PART III


ITEM 9. Directors and Executive Officers of Registrant

The Directors and Officers of the Company since January 1, 2005 are as follows:

Name                    Age        Term Served                                 Title
Andrew Stinson          32         From inception to January 27, 2006          President, Director and
                                                                               Chief Financial Officer

Bruce Gage              47         From Inception to January 27, 2006          Director

Stephen Jackson         43         Since January 27, 2006                      President, Chief Executive
                                                                               Officer, and Director

Either of Mr. Stinson or Mr. Gage may be deemed a "promoter" of Alternative Energy as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

Mr. Stinson and Mr. Gage both resigned from their respective positions of President, Director and Chief Financial Officer and Director on January 27, 2006, on which date Mr. Jackson began his term as President, Chief Executive Officer and Director of Alternative Energy.

Mr. Jackson's term as director and officer will expire at the 2006 shareholders' meeting or at such time as their successors shall be selected and qualified.

There are no other persons nominated or chosen to become directors or executive officers, nor do we have any employees other than above mentioned officer and director. The By-laws of Alternative Energy require no less than one member on the board of directors and no more than seven.

Officer and Director Background:

Andrew Stinson: President and Director. From 2002 to present, Mr. Stinson holds the position of an educator at Tekoa Oaksdale School District. From 1994 to 2002 Mr. Stinson held the position of an educator for LaCrosse School District, Where he taught (and currently teaches) biology, chemistry, physics, and geology at both the junior high and senior high levels. Mr. Stinson is also involved in coaching basketball and tennis. Education: Graduated Cum Laude with a Bachelor of Science from Eastern Washington University in 1994.

Bruce Gage: Director. In 1994, Mr. Bruce Gage was involved in the start-up and development of WOW Pollutions Control Systems ("WOW"), Otis Orchards, WA. WOW Pollution Control Systems is a small business enterprise that is involved with the distribution and sales of environmentally conscious products to the residential, business and farming sectors. In 1981 Mr. Gage completed the Pre-Physical Therapy program at Eastern Washington University.

Stephen Jackson: Mr. Jackson has been principally engaged in the private practice of law since May 1988. Mr. Jackson is a graduate of the University of British Columbia, receiving a Bachelor of Arts degree in 1985. Mr. Jackson received a Bachelor of Legal Letters degree from Osgoode Hall Law School of York University in 1988. He is a member in good standing with the Law Societies of British Columbia and the Yukon.

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

Code of Ethics

The Company has not formally adopted a written code of ethics that applies to the Company's principal executive officer, principal financial officer or controller, or persons performing similar functions. Based on our small size, early development stage and limited financial and human resources, we did not believe that formally adopting a written code of ethics would benefit the Company or its shareholders.

Audit Committee

Since we have only one director, we have neither an audit committee of the Board of Directors nor an "audit committee financial expert," as such term is defined under the Securities Exchange Act.

Compliance with Section 16 of the Exchange Act

Based solely on a review of Form 3, Form 4, and amendments thereto furnished to the Company under Rule 16a-3(e) promulgated under the Securities Exchange Act of 1934 during the most recent fiscal year, and Form 5, and amendments thereto furnished to the Company with respect to its most recent fiscal year, the directors and officers of the Company were in timely compliance with the reporting requirements under Section 16(a) of the Securities Exchange Act of 1934.

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


ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our common stock as it relates to our named Director and executive Officer, and each person known to Alternative Energy to be the beneficial owner of more than five percent (5%) of said securities, and all of our directors and executive officers as a group:

Name and Position                   Shares              Percent        Security

Andrew Stinson (1)
President and Director              7,031,250            45.7%          Common

Bruce Gage (1)
Director                            2,343,750            17.1%          Common

Stephen B. Jackson
President and Director                      0               0%          Common

Officers and Directors as
a Group                             9,375,000            61.0%          Common

      (1)   Resigned on January 27, 2006.
      (2)   Began Term as President and Director on January 27, 2006.

Andrew Stinson and Bruce Gage's address is 610 North Howard, Tekoa, Washington 99033. Mr. Jackson's address is 88 West 44th Street, Vancouver, BC V5Y V21, Canada.

The above referenced common shares were paid for and issued in May 2002, for consideration of $0.02 per share and total consideration of $2,000. (Please note that the above share total reflects the 10:1 forward split, effective December 12, 2002; and a subsequent forward split of 5:1, effective September 15, 2003).

ITEM 12. Certain Relationships and Related Transactions

Currently, there are no contemplated transactions that Alternative Energy may enter into with our officers, directors or affiliates. If any such transactions are contemplated we will file such disclosure in a timely manner with the SEC on the proper form making such transaction available for the public to view.

Alternative Energy has no formal written employment agreement or other contracts with our current officer, and there is no assurance that the services to be provided by him will be available for any specific length of time in the future. If and when the business operations increase and a more extensive time commitment is needed, Mr. Jackson is prepared to devote more time to Alternative Energy's affairs. The amounts of compensation and other terms of any full time employment arrangements would be determined, if and when, such arrangements become necessary.

ITEM 13. Exhibits and Reports on Form 8K

EXHIBITS

The following exhibits are incorporated into this Form 10-KSB Annual Report:


EXHIBIT NO.    DESCRIPTION
-----------    -----------

3.1            Articles of Incorporation (1)
3.2            By-Laws (2)
31.1. Certification of CEO pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Director pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 Certification of CEO and Director pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (1) Previously filed as Exhibit 3.1 to the Company's Form SB-2 filed on February 11, 2003, registration number 333-103096, and is hereby incorporated into this filing by reference.
      (2) Previously filed as Exhibit 3.2 to the Company's Form SB-2 filed on February 11, 2003, registration number 333-103096, and is hereby incorporated into this filing by reference.

ITEM 14. Principal Accounting Fees and Services

The aggregate audit fees billed or to be billed by Stark Winter Schenkein & Co., LLP for the audit of Alternative Energy Sources' annual financial statements and review of financial statements included in Alternative Energy's Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements was approximately $9,000 for the year ended December 31, 2004 and $9,000 for the year ended December 31, 2005.

There were no other audit-related fees incurred or additional audit or professional fees to be billed for the above periods.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTERNATIVE ENERGY SOURCES, INC.
(Registrant)

Date:    March 13, 2006

By: /s/ Stephen Jackson
    --------------------------------------
    Stephen Jackson
    President, Chief Executive Officer,
    Director and acting Accounting Officer

Exhibit Index


EXHIBIT NO.    DESCRIPTION
-----------    -----------

3.1            Articles of Incorporation (1)
3.2            By-Laws (2)
31.1. Certification of CEO pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Director pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 Certification of CEO and Director pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (1) Previously filed as Exhibit 3.1 to the Company's Form SB-2 filed on February 11, 2003, registration number 333-103096, and is hereby incorporated into this filing by reference.
      (2) Previously filed as Exhibit 3.2 to the Company's Form SB-2 filed on February 11, 2003, registration number 333-103096, and is hereby incorporated into this filing by reference.