Form 10QSB
period 2006-03-31
ALTERNATIVE ENERGY SOURCES INC
filed 2006-05-11
CIK 1175867

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2006

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from ________________ to __________________

                        Commission File Number 000-51762

                        ALTERNATIVE ENERGY SOURCES, INC.

             (Exact name of registrant as specified in its charter)


                   Delaware                            74-3038728
                   --------                            ----------
           (State of Incorporation)        (I.R.S. Employer Identification No.)

                         88 West 44th Avenue, Vancouver
                        British Columbia, V5Y 2V1, Canada
                               -------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (604) 738-0540
                                -----------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date. As of May 8, 2006, the registrant had 15,375,000 shares of common stock, $0.0001 par value, issued and outstanding.

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

      Balance Sheet as of March 31, 2006 .................................... 3

      Statements of Operations for the three month Periods ended March
      31, 2006 and 2005 and the period from inception (April 8, 2002) to
      March 31, 2006......................................................... 4

      Statements of Cash Flows for the three month periods ended March
      31, 2006 and 2005 and the period from inception (April 8, 2002)
      to March 31, 2006...................................................... 5

      Notes to Financial Statements March 31, 2006........................... 6

Item 2. Management's Discussion and Analysis or Plan of Operation.............8

Item 3. Controls and Procedures ..............................................9

PART II - OTHER INFORMATION

Item 5. Other Information.....................................................9

Item 6. Exhibit and Reports on Form 8-K .....................................10

                        Alternative Energy Sources, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                                 March 31, 2006
                                   (unaudited)

                      Assets

Current assets
  Cash                                                                $   6,091
                                                                      =========

      Liabilities and Stockholders' (Deficit)

Current liabilities
   Accounts payable                                                   $  37,609
   Accounts payable - related party                                      24,636
   Note payable                                                         201,000
                                                                      ---------
Total current liabilities                                               263,245
                                                                      ---------

Stockholders' (deficit)
  Common stock, $.0001 par value, 75,000,000 shares authorized,
   15,375,000 shares issued and outstanding                               1,538
  Additional paid-in capital                                             34,062
  (Deficit) accumulated during the development stage                   (292,754)
                                                                      ---------
                                                                       (257,154)

                                                                      $   6,091
                                                                      =========

                        Alternative Energy Sources, Inc.
                          (A Development Stage Company)
                            Statements of Operations
                  Three month Periods Ended March 31, 2006 and
      2005, and the Period From Inception (April 8, 2002) to March 31, 2006
                                   (unaudited)

                                                  Three Months   Three Months   Inception to
                                                    March 31,      March 31,      March 31,
                                                      2006           2005           2006
                                                  ------------   ------------   ------------

Revenue                                           $         --   $         --   $         --
                                                  ------------   ------------   ------------

Operating Costs and Expenses:
  General and administrative                            41,124         23,360        292,754
                                                  ------------   ------------   ------------

Net (loss)                                        $    (41,124)  $    (23,360)  $   (292,754)
                                                  ============   ============   ============

Per Share Information - basic and fully diluted:

Weighted average common shares outstanding          15,375,000     15,375,000
                                                  ============   ============

(Loss) per share                                  $      (0.00)  $      (0.00)
                                                  ============   ============

                        Alternative Energy Sources, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
             Three Month Period Ended March 31, 2006 and 2005, and
          the Period From Inception (April 8, 2002) to March 31, 2006
                                   (Unaudited)



                                                       Three Months   Three Months   Inception to
                                                         March 31,      March 31,       March 31,
                                                           2006           2005           2006
                                                       ------------   ------------   ------------
Cash flows from operating activities:
  Net cash (used in) operating activities              $     (8,673)  $       (600)  $   (231,145)
                                                       ------------   ------------   ------------

Cash flows from investing activities:
  Net cash provided by (used in) investing activities          --             --             --
                                                       ------------   ------------   ------------

Cash flows from financing activities:
Related party advances                                       10,000            536         24,636
Proceeds from note payable                                     --             --          201,000
Common shares issued for cash                                  --             --           11,600
                                                       ------------   ------------   ------------
  Net cash provided by financing activities                  10,000            536        237,236
                                                       ------------   ------------   ------------

Increase (decrease) in cash and cash equivalents              1,327            (64)         6,091

Cash and cash equivalents, beginning of period                4,764             68           --
                                                       ------------   ------------   ------------

Cash and cash equivalents, end of period               $      6,091   $          4   $      6,091
                                                       ============   ============   ============


Supplemental cash flow information:
   Cash paid for interest                              $       --     $       --     $       --
                                                       ============   ============   ============
   Cash paid for income taxes                          $       --     $       --     $       --
                                                       ============   ============   ============

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Alternative Energy Sources, Inc. (the "Company") is a Development Stage Company that was organized to develop its business in the alternative energy sector and commenced operations April 8, 2002.

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements from the year ended December 31, 2005, included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period from inception to March 31, 2006, the Company incurred a net loss of $292,754. In addition, the Company has no significant assets or revenue generating operations.

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

                        Alternative Energy Sources, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2006
                                   (unaudited)

Note 2. STOCKHOLDERS' (DEFICIT)

During the period ended March 31, 2006, an officer contributed administrative services valued at $1,500 to the capital of the Company.

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

Note 3. INCOME TAXES

The Company owes affiliates of the Company $24,636 for advances made of which $10,000 was made during the period ended March 31, 2006. There are no definite repayment terms or interest rates.

                        Alternative Energy Sources, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2006
                                   (unaudited)

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introduction

Since inception through the second quarter of 2004 management has focused efforts on business opportunities within the alternative energy marketplace specifically pertaining to wind energy systems throughout Washington, Idaho, Montana, and Oregon (Pacific Northwest). As of March 31, 2006, the Company had $6,091 of cash or cash equivalents available. The Company has not been able to generate any revenue from its proposed business of providing consulting services and marketing wind driven energy systems to residential, agricultural, and small businesses throughout the northwest. On August 19, 2004, due to lack of success in executing the Company's business plan, the Board of Directors determined that it is no longer viable to continue operations under the existing business plan. Since August 19, 2004, the Company's only activities have been organizational ones. The Company has not generated any revenues and has not commenced any commercial operations.

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

Plan of Operation - Next Twelve Months

This Company has no immediate or foreseeable need for additional funding, from sources outside of its officer, directors and affiliates during the next twelve months. The officer, directors and affiliates, if required, plan to advance the expenses of accounting, legal, and professional requirements, including expenses in connection with this 1934 Act Registration of its common stock for the next twelve months or to find other investors or third parties willing to do so. Specifically, in the event that no combination is made within the next twelve months, the Company will be forced to affect additional advances from its officer, directors, affiliates or stockholders for costs involved in maintenance of corporate status within the state of Delaware and filing of reports with the Security and Exchange Commission (SEC), as required under the 1934 Act. Should this become necessary, the maximum amount of such advances is estimated not to exceed $15,000.00. No agreement by the officer, directors, affiliates or stockholders to make such advances is in place, and no guarantee can presently be given that additional funds, if needed, will be available.

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

                        Alternative Energy Sources, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2006
                                   (unaudited)

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

                           PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

On January 27, 2006, Andrew Stinson, our president, chief financial officer and a director, resigned from these positions. Mr. Stinson's resignation did not result from any disagreement between him and us. Also on January 27, 2006, Bruce Gage, our other director, resigned as a director. Mr. Gage's resignation did not result from any disagreement between him and us.

                        Alternative Energy Sources, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2006
                                   (unaudited)

On January 27, 2006, we appointed Stephen B. Jackson as our president, chief executive officer and a director. Mr. Jackson has been principally engaged in the private practice of law since May 1988. Mr. Jackson is a graduate of the University of British Columbia, receiving a Bachelor of Arts degree in 1985. Mr. Jackson received a Bachelor of Legal Letters degree from Osgoode Hall Law School of York University in 1988. He is a member in good standing with the Law Societies of British Columbia and the Yukon.

During the last two years, there have been no transactions, or proposed transactions, to which we were or are a party, in which Mr. Jackson had or is to have a direct or indirect material interest.

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

                        Alternative Energy Sources, Inc.


Dated:  May 11, 2006  /s/ Stephen Jackson
                          ----------------------
                          Stephen Jackson
                          President, Director