Form 10QSB
period 2006-06-30
ALTERNATIVE ENERGY SOURCES INC
filed 2006-08-17
CIK 1175867

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
 (Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006
                               -------------

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ____________.

                        Commission file number: 000-51762

                        ALTERNATIVE ENERGY SOURCES, INC.
                        --------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                          74-3038728
           --------                                          ----------
(State or other jurisdiction of                             (IRS Employer
  incorporation or organization)                             Identification No.)

                         310 West 20th Street, 2nd Floor
                           Kansas City, Missouri 64108
                    (Address of principal executive offices)

                            (816) 842-3835 (Issuer's
                                telephone number)

Check whether the small business issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the small business issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X|     No  |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes |X|     No  |_|

As of August 17, 2006, the latest practicable date, 40,500,000 of the issuer's common shares, $.0001 par value, were issued and outstanding.

Transitional Small Business Disclosure Format (Check one):

Yes |_|     No  |X|

                                TABLE OF CONTENTS


                                                                                                        Page

PART I -FINANCIAL INFORMATION

         Item 1.   Condensed Consolidated Financial Statements (Unaudited)

              Consolidated Balance Sheet..............................................................      3

              Consolidated Statements of Operations ..................................................      4

              Consolidated Statement of Shareholders' Equity..........................................      5

              Consolidated Statement of Cash Flows ...................................................      6

              Notes to Consolidated Financial Statements .............................................   7-13

         Item 2.   Management's Discussion and Analysis...............................................  14-30

         Item 3.   Controls and Procedures............................................................     31


PART II - OTHER INFORMATION

         Item 1.   Legal Proceedings..................................................................     31

         Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds........................     31

         Item 3.   Defaults Upon Senior Securities....................................................     31

         Item 4.   Submission of Matters to a Vote of Security Holders................................     31

         Item 5.   Other Information..................................................................     31

         Item 6.   Exhibits and Reports on Form 8-K...................................................     31


--------------------------------------------------------------------------------
                                                                              2.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

                  ALTERNATIVE ENERGY SOURCES INC AND SUBSIDIARY
                         ( A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2006
                                   (UNAUDITED)




ASSETS
     Cash                                                            10,989,312
     Prepaid Expenses                                              $     18,302


TOTAL ASSETS                                                       $ 11,007,614
                                                                   ============




LIABILITIES AND STOCKHOLDERS' EQUITY


TOTAL LIABILITIES                                                          --
                                                                   ------------

Commitments and Contingencies                                              --

Stockholder's Equity

Common stock, $.0001 par value, 75,000,000
shares authorized 40,500,000 shares issued
and outstanding                                                           4,050

Additional paid-in capital                                           11,047,823

Accumulated deficit                                                     (44,259)
                                                                   ------------

TOTAL STOCKHOLDERS' EQUITY                                           11,007,614
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 11,007,614
                                                                   ============



See accompanying notes to the condensed consolidated financial statements.

--------------------------------------------------------------------------------
                                                                              3.

                  ALTERNATIVE ENERGY SOURCES INC AND SUBSIDIARY
                         ( A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (UNAUDITED)


                                                                                                      MAY 10, 2006
                                                                                                        (Date of
                                              THREE MONTHS                    SIX MONTHS              Inception) to
                                                  ENDED                          ENDED                JUNE 30, 2006
                                      ----------------------------    ----------------------------    -------------

                                         2006             2005            2006            2005
                                      ------------    ------------    ------------    ------------    ------------
Operating Revenues                    $          0    $          0    $          0    $          0    $          0
                                      ------------    ------------    ------------    ------------    ------------

Cost of Sales                                    0               0               0               0               0
                                      ------------    ------------    ------------    ------------    ------------

Gross Profit                                     0               0               0               0               0

General and Administrative expenses         44,259               0          44,259               0          44,259
                                      ------------    ------------    ------------    ------------    ------------

Operating Loss                             (44,259)              0         (44,259)              0         (44,259)


Provision for Income Tax                         0               0               0               0               0
                                      ------------    ------------    ------------    ------------    ------------

Net Loss                              $    (44,259)   $      (0.00)   $    (44,259)   $          0    $    (44,259)
                                      ============    ============    ============    ============    ============

Net Loss per share:
        Basic and diluted             $      (0.00)   $      (0.00)   $      (0.00)   $      (0.00)
                                      ------------    ------------    ------------    ------------


Weighted Average Number of Shares
Outstanding

        Basic and diluted               40,500,000                      40,500,000










See accompanying notes to the condensed consolidated financial statements.

--------------------------------------------------------------------------------
                                                                              4.

                  ALTERNATIVE ENERGY SOURCES INC AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
             CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
                     SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (UNAUDITED)



                                  Number of                     Additional    Accumulated     Subscription       Total
                                                                 Paid-in                                      Stockholders
                                   Shares         Amount         Capital        Deficit        Receivable        Equity
                                ------------   ------------   ------------    ------------    ------------    ------------
Balance at January 1, 2006                 0   $          0   $          0    $          0    $          0    $          0


Issuance of common stock          12,900,000          1,290            710               0          (2,000)              0

Collection of subscription
receivable                                 0              0              0               0            2000           2,000

Offering of 12M units, issued
    for cash, net of

    fees of $1,554,499            12,600,000          1,260     11,044,241               0               0      11,045,501

Stock issued for services                  0              0          4,372               0               0           4,372

Stock retained by original
    Stockholders

    prior to reverse merger       15,000,000          1,500         (1,500)              0               0               0


Net loss                                   0              0              0         (44,259)              0         (44,259)
                                ------------   ------------   ------------    ------------    ------------    ------------
Balance at June 30, 2006          40,500,000   $      4,050   $ 11,047,823    $    (44,259)   $          0    $ 11,007,614
                                ============   ============   ============    ============    ============    ============













See accompanying notes to the condensed consolidated financial statements.
--------------------------------------------------------------------------------
                                                                              5.

                  ALTERNATIVE ENERGY SOURCES INC AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (UNAUITED)





                                                                                    May 10, 2006
                                                                                      (Date of
                                                       June 30,        June 30,     Inception) to
                                                         2006            2005       June 30, 2006
                                                     ------------    ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net (loss)                                      $    (44,259)   $          0   $    (44,259)
     Increase in prepaid expenses                         (18,302)              0        (18,302)
     Excess tax benefits from share-based
       payment arrangements                                (1,530)              0         (1,530)
                                                     ------------    ------------   ------------
     Stock based compensation                               4,372               0          4,372
                                                     ------------    ------------   ------------

Net cash (used) provided by operating activities          (59,719)              0        (59,719)
                                                     ------------    ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Net proceeds from private placement offering      11,045,501               0     11,045,501
     Excess tax benefits from share-based
       payment arrangements                                 1,530               0          1,530
                                                     ------------    ------------   ------------
     Proceeds from stock subscription receivable            2,000               0          2,000
                                                     ------------    ------------   ------------

Net cash provided by financing activities              11,049,031               0     11,049,031
                                                                     ------------   ------------

Net increase in cash and cash equivalents              10,989,312               0     10,989,312

Cash and cash equivalents January 1,                            0               0              0
                                                     ------------    ------------   ------------

                                                     $ 10,989,312    $          0   $ 10,989,312
Cash and cash equivalents June 30,
                                                     ============    ============   ============

Supplemental disclosure of cash flows information:

     Cash paid during the quarter for:

         Interest                                    $          0    $          0   $          0
                                                     ============    ============   ============

         Income taxes                                $          0    $          0   $          0
                                                     ============    ============   ============


See accompanying notes to the condensed consolidated financial statements.
--------------------------------------------------------------------------------
                                                                              6.

                        Alternative Energy Sources, Inc.
                 Notes to the Consolidated Financial Statements
                             June 30, 2006 and 2005
                                   (Unaudited)

NOTE 1 - NATURE OF BUSINESS, ORGANIZATION AND BASIS OF PRESENTATION

The condensed unaudited interim consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual statements and notes.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2005 audited consolidated financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These condensed unaudited consolidated financial statements reflect all adjustments, including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the operations and cash flows for the period presented.

Alternative Energy Sources, Inc. ("we", "us" or "our") is a development stage company which plans to engage in the business of constructing, owning and operating fuel grade ethanol plants in the Midwest corn belt. The ethanol expected to be produced by the plants is intended to be used by refineries or blenders and ultimately blended with gasoline fuel for internal combustion engines. Additionally, we anticipate that the plants will be designed to produce dried distilled grains ("DDGS"), which are used in the manufacture of various animal feeds and CO2. Our operations will substantially be the operations of Beemer Energy, Inc., our wholly-owned subsidiary.

During the six months ended June 30, 2006 we formed a wholly-owned subsidiary, Beemer Acquisition Corporation to serve as a vehicle to effect a merger with Beemer Energy, Inc., a privately held corporation.

On June 19, 2006, the Company, Beemer Acquisition Corp. (the "Acquisition Sub"), a wholly-owned subsidiary of the Company entered into an Agreement and Plan of Merger and Reorganization with Beemer Energy, Inc., ("Beemer") a privately held Delaware corporation, whereby, the holders of Beemer's issued and outstanding capital stock before the merger surrendered all of their issued and outstanding capital stock to us in exchange for 12,900,000 shares of our common stock. Concurrently with the consummation of the merger, we closed a private offering of our common stock and warrants to purchase our common stock. The shareholders of Alternative Energy Sources, Inc. prior to the merger retained 15,000,000 shares of our common stock. As a result of the merger and the offering, the shareholders of Alternative Energy Sources, Inc. prior to the merger own approximately 37% of the issued and outstanding shares of common stock and the former shareholders of Beemer, investors and a finder that received shares of common stock in connection with offering own approximately 63% of the issued and outstanding shares of common stock.

The above transaction has been accounted for as a reverse merger (recapitalization) with Beemer being deemed the accounting acquirer. Accordingly, the historical financial information presented in the financial statements is that of Beemer (since May 10, 2006, date of Beemer's inception) as adjusted to give effect to any difference in the par value of the issuer's and the accounting acquirer's stock with an offset to additional paid in capital. The basis of the assets and liabilities of Beemer, the accounting acquirer, has been carried over in the recapitalization.

--------------------------------------------------------------------------------
                                                                              7.

These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP"). The preparation of financial statements in accordance with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the interim consolidated financial statements, and revenues and expenses during the reporting period.

The note disclosure  requirements of annual  consolidated  financial  statements provide additional disclosures to that required for interim consolidated financial statements. Accordingly, these interim consolidated financial statements should be read in conjunction with our consolidated financial statements as at and for the year ended December 31, 2005 included in the Company's 2005 Annual Report on Form 10-KSB.

Going Concern

We are currently a development stage enterprise. All losses accumulated since the inception of business have been considered as part of our development stage activities.

The accompanying financial statements have been prepared on the basis that we will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. Since inception we have been engaged in product development and pre-operational activities and have not generated any revenue. By Fall, 2006, we intend to complete permitting for two corn-based ethanol plants and anticipate opening these plants for commercial production by Summer, 2008.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Cash and Cash Equivalents


The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents.

Concentration of Credit Risk

We maintain our cash in one financial institution. The balance is insured by the Federal Deposit Insurance Corporation up to $100,000. At June 30, 2006, our uninsured cash balance totaled approximately $10,889,312.

--------------------------------------------------------------------------------
                                                                              8.

Development Stage Company

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises". The Company has devoted substantially all of its efforts to business planning, development and raising capital.

Income Taxes

We account for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expenses or benefits due to our not having any material operations for the period ending June 30, 2006. Earnings (Loss) Per Share

Earnings (Loss) per common share represents the amount of earnings (loss) for the period available to each share of common stock outstanding during the reporting period. Diluted earnings (loss) per share reflects the amount of earnings (loss) for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock. The computation of diluted earnings (loss) per share does not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on earnings (loss) per share.

Potential future dilutive securities include 12,000,000 shares issuable under outstanding warrants as of June 30, 2006 and 500,000 shares issuable under outstanding employee stock options as of June 30, 2006. Securities Issued for Services We account for stock, stock options and stock warrants issued for services and compensation by employees under the fair value method. For non-employees, the fair market value of the Company's stock on the date of stock issuance or option/grant is used. The Company determines the fair market value of the warrants/options issued under the Black-Scholes Pricing Model. We have adopted the provisions of Statement of Financial Accounting Standards (SFAS) 123R, SHARE-BASED PAYMENT, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant). Fair Value of Financial Instruments

The carrying amounts of our financial instruments, including cash, accounts payable and accrued liabilities, approximate their fair value as of June 30, 2006.

The Company's 2006 Stock Option Plan provides for the grant of stock options, stock appreciation rights, reload options and restricted shares, to officers and employees of the Company and consultants and advisors to the Company. There were 4,000,000 common shares initially available under the 2006 Incentive Plan. In any calendar year, no participant may be granted more than 200,000 incentive stock options, or more than $100,000 worth of incentive stock options.

--------------------------------------------------------------------------------
                                                                              9.

NOTE 3 - STOCK BASED COMPENSATION

Stock options -- Stock options have a ten-year life and vest ratably over three years beginning on the first anniversary of the date of the grant. The option holder has no voting or dividend rights. The grant prices are equal to the market prices at date of grant. The Company records the expense of the stock options over the related vesting period. The options were valued using the Black-Scholes option-pricing model at the date of grant using the following assumptions:


Expected Volatility                                                     100%

Expected term (in years)                                                  8

Expected dividends                                                        0

Risk-free rate of return (weighted average)                             5.14

Grant date fair value                                                  $1.00

Expected forfeitures                                                      0

Expected volatility is based on the historical volatility of the Company's stock price. The expected term represents the estimated average period of time that the options remain outstanding. The risk-free rate of return reflects the weighted average interest rate offered for zero coupon treasury bonds over the expected term of the options. A summary of the stock option activity for the six months ended June 30, 2006 is below:

                                   Number of    Weighted- Average   Weighted- Average Remaining
                                    Options       Exercise Price      Contractual Term (years)
                                 --------------------------------------------------------------
Outstanding at May 10, 2006              --            --                       --
(date of inception)
Granted                               500,000    $        1.00                  --

Exercised                                --            --                       --

Forfeited                                --            --                       --

Outstanding at June 30, 2006          500,000    $        1.00                  10

Exercisable at June 30, 2006             --            --                       --

As of June 30, 2006 there was $430,795 of total unrecognized compensation cost related to the outstanding stock options that will be recognized over a straight-line period of 3 years.


--------------------------------------------------------------------------------
                                                                             10.

NOTE 4 - STOCKHOLDERS' EQUITY

Private Placement Offering

Concurrently with the consummation of the Merger on the Closing Date, the Company closed a private offering of 12,000,000 units, each unit consisting of one share of the Company's common stock and a warrant to acquire one share of common stock for five years at an exercise price of $2.00 per share. On the closing date, the investors in the offering collectively purchased 12,000,000 units for total consideration of $12,000,000, pursuant to Subscription Agreements entered into by the Company and each investor in the offering. The proceeds were allocated between the common stock and the warrants based on their respective relative fair values.

Offering costs consisted of 600,000 shares of common stock valued at $600,000, which represented their fair value on the date of issuance. Additionally, we paid $954,499 in legal and other professional fees in connection with the offering. All securities issued in connection with the offering are restricted securities and will be subject to all applicable resale restrictions specified by federal and state securities laws.

Pursuant to a Registration Rights Agreement among the Company and the investors in the offering, the Company has committed to file a registration statement covering the common stock issued in connection with the offering, including the common stock underlying the warrants, within 120 days from the closing date and shall use reasonable efforts to cause such registration statement to become effective no later than 120 days after the date filed. The Company shall maintain the effectiveness of this registration statement through the first anniversary of the closing date and shall use its best efforts to maintain the effectiveness through the second anniversary of the date the registration statement is declared effective by the SEC or until the holding period of Rule 144(k) of the Securities Act has been satisfied for the investors in this offering with respect to all of their shares, whichever is earlier. The Registration Rights Agreement provides that the Company will be liable for customary penalties if the registration statement is not effective on the date by which the Company is required to cause it to become effective.

Common stock

A summary of the warrant activity for the period ended June 30, 2006 is set forth below:

                                                       WEIGHTED
                                                        AVERAGE
                                     NUMBER OF         EXERCISE
                                     WARRANTS            PRICE
-------------------------------------------------------------------

Outstanding at May 10, 2006
(date of  inception)                          0      $          0
Granted                              12,000,000              2.00
Exercised                                     0                 0
Canceled or Expired                           0                 0
-------------------------------------------------------------------

Outstanding at June 30, 2006         12,000,000              2.00

--------------------------------------------------------------------------------
                                                                             11.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

The Company has entered into employment agreements with certain key personnel which provide for a base salary, yearly bonuses subject to the Company achieving certain target performance levels as set by the board, stock options under the 2006 Stock Option Plan and other benefits. Termination of the agreements may be made by either party with advance notice.

NOTE 6 - SIGNIFICANT ACCOUNTING POLICIES

New Accounting Pronouncements

In September 2005, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty. This issue addresses the question of when it is appropriate to measure purchase and sales of inventory at fair value and record them in cost of sales and revenues and when they should be recorded as exchanges measured at the book value of the item sold. The EITF concluded that purchases and sales of inventory with the same counterparty that are entered into in contemplation of one another should be combined and recorded as exchanges measured at the book value of the item sold. The consensus should be applied to new arrangements entered into and modifications or renewals of existing agreements, beginning with the second quarter of 2006. We do not expect the adoption of this statement will have a material impact on our results of operations or financial position.

In February 2006, the Financial Accounting Standards Board (FASB) issued statement 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements no. 133 and 140. This statement resolves issues addressed in Statement 133 Implementation Issue no. D1 "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." This implementation guidance indicated that entities could continue to apply guidance related to accounting for beneficial interests in paragraphs 14 and 362 of Statement 140, which indicate that any security that can be contractually prepaid or otherwise settled in such a way that the holder of the security would not recover substantially all of its recorded investment should be subsequently measure like investments in debt securities classified as available for sale or trading, and may not be classified as held to maturity. Also, Implementation issue D1 indicated that holders of beneficial interests in securitized financial assets that are not subject to paragraphs 14 and 362 of Statement 140 are not required to apply Statement 133 to those beneficial interests, pending further guidance. Statement 155 eliminates the exemption from Statement 133 for interests in securitized financial assets. It also allows the preparer to elect fair value measurement at acquisition, at issuance or when a previously recognized financial instrument is subject to a remeasurement event. We do not expect the adoption of this statement will have a material impact on our results of operations or financial position.

In March 2006, the FASB issued statement 156 Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140. Under statement 140, servicing assets and servicing liabilities are amortized over the expected period of estimated net servicing income or loss and assessed for impairment or increased obligation at each reporting date. This statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. Subsequent measurement of servicing assets and servicing liabilities at fair value is permitted, but not required. If derivatives are used to mitigate risks inherent in servicing assets and servicing liabilities, those derivatives must be accounted for at fair value. Servicing assets and servicing liabilities subsequently measured at fair value must be presented separately in the statement of financial position and there are additional disclosures for all separately recognized servicing assets and servicing liabilities.


--------------------------------------------------------------------------------
                                                                             12.

We do not expect the adoption of this statement will have a material impact on our results of operations or financial position.

NOTE 7 - INCOME TAXES

Components of deferred assets consisted of the following:

Deferred tax asset
Net operating loss carryforward                                        $ 17,000
Less:  Valuation allowance                                              (17,000)
                                                                       --------
Net deferred tax asset                                                 $      0
                                                                       ========

The net change in the valuation allowance was $17,000.

At June 30, 2006, the company had approximately 44,000 of net operating loss carryforwards which expire in 2021.

Item 2: Management's Discussion and Analysis

Forward Looking Statements

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934. This Quarterly Report includes statements regarding our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished. These forward looking statements can be identified by the use of terms and phrases such as "believe," "plan," "intend," "anticipate," "target," "estimate," "expect," and the like, and/or future-tense or conditional constructions ("will," "may," "could," "should," etc.). Items contemplating or making assumptions about, actual or potential future sales, market size, collaborations, and trends or operating results also constitute such forward-looking statements.

Although forward-looking statements in this Quarterly Report reflect the good faith judgment of management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in the our reports filed with the Securities and Exchange Commission which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows. This discussion should be read in conjunction with the consolidated financial statements including the related footnotes. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected.

The following discussion should be read in conjunction with the attached financial statements and notes thereto. Except for the historical information contained herein, the matters discussed below are forward-looking statements that involve certain risks and uncertainties, including, among others, the risks and uncertainties discussed below.


--------------------------------------------------------------------------------
                                                                             13.

Overview

The Company is a development stage company planning to engage in the business of constructing, owning, and operating fuel grade ethanol plants in the Midwest corn belt. The ethanol expected to be produced by the plants is intended to be used by refineries or blenders and ultimately blended with gasoline fuel for internal combustion engines. Additionally, the Company anticipates that the plants will be designed to produce dried distilled grains (DDGs), which are used in the manufacture of various animal feeds and CO2.

By Fall 2006 the Company intends to complete permitting for two corn-based ethanol plants in Iowa or Illinois and anticipates opening these plants for commercial production by Summer 2008. The Company expects each plant to produce nearly 200 ethanol freight-train cars per week, acting as a consistent pipeline to the end blender or refinery, and 140 freight-train cars per week of dried distillers grains. The Company is led by a seasoned management team who will call on their experience in grain trading, railroad negotiations, logistical economics, risk management, and acquisitions to ensure the success and growth of this venture.

The Company's business strategy and anticipated competitive advantage is to produce ethanol at the lowest cost by:

      o Coal fired plants for distillation energy as compared to natural gas fired plants.

      o Significant economies of scale with identical plants each producing greater than 110 million gallons of ethanol per year.

      o Unit train economics whereby both ethanol and DDGs are shipped in unit trains with dedicated power compared to single car shipments.

      o Lowest cost producer status by way of spreading more fixed costs over more gallons, using coal, and operating the plant with similar labor requirements as a 50 million gallon plant.

Over the next twelve months the Company plans to continually increase our future ethanol production through a strategic combination of acquisitions, joint ventures, new construction, and the evaluation of other types of production, including cellulostic. Our ability to continue as a going concern is dependent upon obtaining the necessary financing to acquire, construct, or enter into other venture activities and generate profitable operations from our ethanol facilities in the future. Our financial statements as at and for the period ended June 30, 2006 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We expect to incur substantial expenditures to further our capital investment programs and our cash flow from operating activities may not be sufficient to satisfy our current obligations and meet our capital investment objectives.

To address our ability to continue as a going concern, we intend to raise additional capital through the sale and issuance of common shares and debt financing. We also plan to expand our portfolio of production, development, and distribution opportunities using additional capital raised and cash provided by future operating activities.

The Company had no ethanol operations in the second quarter of 2006, and therefore no operating or capital expenditures for the period. General and administrative expenditures to June 30, 2006 totaled $ 44,259.


--------------------------------------------------------------------------------
                                                                             14.

Merger

On June 19, 2006 (the "Closing Date"), the Company, Acquisition Sub, a wholly owned subsidiary of the Company, and Beemer entered into an Agreement and Plan of Merger and Reorganization (the "Merger Agreement") by which Acquisition Sub merged with and into Beemer, with Beemer remaining as the surviving corporation and a wholly-owned subsidiary of the Company. Prior to their entry into the Merger Agreement, no material relationship existed among the parties to the Merger Agreement.

On the Closing Date, the holders of Beemer's issued and outstanding capital stock before the Merger ("Beemer Stockholders") surrendered all of their issued and outstanding capital stock of Beemer and received 12,900,000 shares of common stock of the Company, par value $0.0001 per share ("Common Stock"). The stockholders of the Company before the Merger ("Alternative Energy Stockholders") retained 15,000,000 shares of Common Stock. As a result of the Merger and the Offering (described below), the Alternative Energy Stockholders now own approximately 37.04% of the issued and outstanding shares of Common Stock and the Beemer Stockholders, investors in the Offering and a finder that received shares of Common Stock in connection with the Merger and the Offering own approximately 63.96% of the Company's issued and outstanding Common Stock.

The Merger Agreement contains customary representations, warranties and covenants of Beemer, the Company and, as applicable, Acquisition Sub, for like transactions. Breaches of representations and warranties are secured by customary indemnification provisions. The Merger Agreement contains a post-closing adjustment to the number of shares of Common Stock issued to the Beemer Stockholders in an amount up to 2,000,000 shares of Common Stock issued on a pro rata basis for any breach of the Merger Agreement by the Company discovered during the two year period following the Closing Date.

The Merger will be treated as a reverse merger for financial accounting purposes. Accordingly, the historical financial statements of the Company before the Merger will be replaced with the historical statements of Beemer before the Merger in all future filings with the Securities and Exchange Commission.

Private Placement Offering

Concurrently with the consummation of the Merger on the Closing Date, the Company closed a private offering of 12,000,000 units ("Units"), each Unit consisting of one share of the Company's Common Stock and a warrant to acquire one share of Common Stock for five years at an exercise price of $2.00 per share (the "Offering"). On the Closing Date, the investors in the Offering collectively purchased 12,000,000 Units for total consideration of $12,000,000, pursuant to Subscription Agreements entered into by the Company and each investor in the Offering dated as of the Closing Date.

Broadmoor Capital Partners, LLC was issued 600,000 shares of Common Stock as a finder's fee in connection with the Merger and the Offering. Canaccord Capital Corporation received $350,000 as a fee for fiscal advisory services rendered in connection with the Offering.

The sale of Units in the Offering was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") and Rule 506 of Regulation D as promulgated by the SEC. The Units were offered and sold only to "accredited investors," as that term is defined under Rule 501 of Regulation D.

All securities issued in connection with the Offering are restricted securities and will be subject to all applicable resale restrictions specified by federal and state securities laws.

--------------------------------------------------------------------------------
                                                                             15.

Pursuant to a Registration Rights Agreement among the Company and the investors in the Offering dated as of the Closing Date, the Company has committed to file a registration statement covering the Common Stock issued in connection with the Offering, including the Common Stock underlying the warrants, within 120 days from the Closing Date and shall use reasonable efforts to cause such registration statement to become effective no later than 120 days after the date filed. The Company shall maintain the effectiveness of this registration statement through the first anniversary of the Closing Date and shall use its best efforts to maintain the effectiveness through the second anniversary of the date the registration statement is declared effective by the SEC or until the holding period of Rule 144(k) of the Securities Act has been satisfied for the investors in this Offering with respect to all of their shares, whichever is earlier. The Registration Rights Agreement provides that the Company will be liable for customary penalties if the registration statement is not effective on the date by which the Company is required to cause it to become effective.

Plan of Operations

In the next twelve months, we plan to participate in acquisition, joint venture, and construction activities. By Fall 2006 the Company intends to complete permitting for two corn-based ethanol plants in Iowa or Illinois and anticipates opening these plants for commercial production by Summer, 2008. These two plants are to be funded from additional financing. In addition to current projects, we will pursue new ventures that may add ethanol production and distribution opportunities throughout the United States. There is no assurance additional opportunities will be available, or if we participate in additional opportunities that those opportunities will be successful. New business opportunities will require equity and/or debt financing for acquisitions and/or future work programs.

We have not entered into any commodity derivative arrangements or hedging transactions. We may, however, enter into such transactions in conjunction with future financings. We have no off-balance sheet arrangements.

We anticipate spending approximately on general and administration costs in the next twelve months. These costs will consist primarily of legal and auditing fees, rent and facility support expenses, but excludes finance and administrative compensation.

Results of Operations for 2006

Revenues

The Company has had no operations, therefore, there have been no revenues since inception.

Cost of Sales and Gross Profit

The Company has had no operations, therefore, there have been no revenues since inception.

Other Operating Expenses

The Company expended $44,259 since inception through June 30, 2006 consisting mostly of payroll, travel and stock based compensation.

Net Income (Loss) Available to Common Shares

The Company has had no operations, therefore, there have been no revenues since inception.

--------------------------------------------------------------------------------
                                                                             16.

Liquidity and Capital Resources

Liquidity

During the second quarter of 2006, we funded our operating expenditures from cash balances from which were received through the private placement of equity in Alternative Energy. We conducted a private placement of shares which closed on June 19, 2006 with gross proceeds of $12,000,000. Our cash balance at June 30, 2006 was $10,989,312.

Future growth and acquisitions will depend on our ability to raise additional funds through equity or debt markets or both. We are currently involved in financing initiatives that would support future growth initiatives, which will also bring additional production and cashflow into the Company.

Our initiatives to raise debt or equity financing to fund capital expenditures or other acquisition and development opportunities may be affected by the market value of our common stock. If the price of our common stock declines, then our ability to utilize our stock either directly or indirectly through convertible instruments for raising capital could be negatively affected. Also, raising funds by issuing stock or other equity securities would further dilute our existing stockholders, and this dilution would be exacerbated by a decline in stock price. Any securities we issue may have rights, preferences and privileges that are senior to our existing equity securities. Borrowing money may also involve pledging some or all of our assets.

Off-Balance Sheet Arrangements

For the fiscal quarter ended June 30, 2006, we had no off-balance sheet arrangements as defined in Item 303(c) of Regulation S-B, promulgated by the SEC.

CRITICAL ACCOUNTING ESTIMATES

Use of Estimates

The preparation of financial statements under generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NEW ACCOUNTING PRONOUCEMENTS

In September 2005, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty. This issue addresses the question of when it is appropriate to measure purchase and sales of inventory at fair value and record them in cost of sales and revenues and when they should be recorded as exchanges measured at the book value of the item sold. The EITF concluded that purchases and sales of inventory with the same counterparty that are entered into in contemplation of one another should be combined and recorded as exchanges measured at the book value of the item sold. The consensus should be applied to new arrangements entered into and modifications or renewals of existing agreements, beginning with the second quarter of 2006. We do not expect the adoption of this statement will have a material impact on our results of operations or financial position.

--------------------------------------------------------------------------------
                                                                             17.

In February 2006, the Financial Accounting Standards Board (FASB) issued statement 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements no. 133 and 140. This statement resolves issues addressed in Statement 133 Implementation Issue no. D1 "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." This implementation guidance indicated that entities could continue to apply guidance related to accounting for beneficial interests in paragraphs 14 and 362 of Statement 140, which indicate that any security that can be contractually prepaid or otherwise settled in such a way that the holder of the security would not recover substantially all of its recorded investment should be subsequently measure like investments in debt securities classified as available for sale or trading, and may not be classified as held to maturity. Also, Implementation issue D1 indicated that holders of beneficial interests in securitized financial assets that are not subject to paragraphs 14 and 362 of Statement 140 are not required to apply Statement 133 to those beneficial interests, pending further guidance. Statement 155 eliminates the exemption from Statement 133 for interests in securitized financial assets. It also allows the preparer to elect fair value measurement at acquisition, at issuance or when a previously recognized financial instrument is subject to a remeasurement event. We do not expect the adoption of this statement will have a material impact on our results of operations or financial position.

In March 2006, the FASB issued statement 156 Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140. Under statement 140, servicing assets and servicing liabilities are amortized over the expected period of estimated net servicing income or loss and assessed for impairment or increased obligation at each reporting date. This statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. Subsequent measurement of servicing assets and servicing liabilities at fair value is permitted, but not required. If derivatives are used to mitigate risks inherent in servicing assets and servicing liabilities, those derivatives must be accounted for at fair value. Servicing assets and servicing liabilities subsequently measured at fair value must be presented separately in the statement of financial position and there are additional disclosures for all separately recognized servicing assets and servicing liabilities. We do not expect the adoption of this statement will have a material impact on our results of operations or financial position.


Risk Factors That May Affect Future Results

Shares of our common stock are considered speculative and involve a high degree of risk during the development stage of our new business operations. The following risks and uncertainties described below are not the only ones we face. The following risks, together with additional risks and uncertainties not currently known to the Company or that the Company may deem immaterial, currently or in the future, could impair its financial position and results of operations. This could cause the trading price of our securities to decline, and you may lose all or part of your investment

      The Company has had no operating history as a producer of ethanol or DDGS.

The Company has no operating history in our contemplated ethanol production business and, to date, has not earned any revenues. Accordingly, it may be difficult for investors to evaluate its business prospects.

The Company's business is dependent on the implementation of our business plan, including our ability to make future investments. There can be no assurance that the Company's efforts will ultimately be successful or result in revenues or profits. There is no assurance that investors will not lose their entire investment.

Moreover, the Company's prospects must be considered in light of the risks and uncertainties encountered by an early-stage company and in rapidly evolving markets, such as the ethanol market, where supply and demand may change significantly in a short amount of time.

--------------------------------------------------------------------------------
                                                                             18.

Some of the risks relate to the Company's potential inability to:

      o     effectively manage our contemplated business and operations;
      o     recruit and retain key personnel;
      o successfully create and maintain the low-cost structure we envision as we expand the
      o     scale of our business;
      o     manage rapid growth in personnel and operations;
      o     develop new products that complement our contemplated business; and
      o     successfully address the other unknown risks.

If the Company cannot successfully address these risks, our contemplated business and the results of our contemplated operations and financial position would suffer. The Company's ability to execute our business plan depends on conditions the satisfaction of which are not under our control.

The Company's ability to successfully execute our business plan depends on the satisfaction of several conditions. The Company's ability to satisfy these conditions may be, in part or in whole, beyond our control. The principal conditions to be satisfied include:

      o entering into satisfactory agreements for the acquisition of existing, operational ethanol production facilities;
      o entering into satisfactory agreements for the expansion of existing ethanol facilities that we may be able to acquire;
      o obtaining all required permits and consents from third parties for our anticipated acquisition and expansion of existing facilities, as well as for the future operation of those facilities;
      o entering into satisfactory agreements to acquire or otherwise participate in planned ethanol production facilities which may or may not have sufficient permits and consents at the time of acquisition; and
      o entering into satisfactory agreements, on either a spot market or forward basis, for the sale of our ethanol production or the purchase of feedstock, natural gas and other materials or services needed for operation.

Since the Company has yet to begin full operation as a business, there is no certainty that we will be able to achieve satisfaction of any or all of the above conditions. Furthermore, to achieve satisfaction, it is likely that the Company will be required to raise substantial additional amounts of capital, including equity capital. The terms on which such equity capital may be raised, if available at all, may be dilutive and otherwise disadvantageous to stockholders.

      The results of operations, financial position and business outlook of the Company's planned business are highly dependent on commodity prices, which are subject to significant volatility and uncertainty, and the availability of supplies. Accordingly, any results of our contemplated business could fluctuate substantially.

      Anticipated results may be substantially dependent on commodity prices, especially prices for corn, natural gas, ethanol, and unleaded gasoline.

As a result of the volatility of the prices for commodities, anticipated results may fluctuate substantially and the Company may experience periods of declining prices for our products and increasing costs for our raw materials, which could result in operating losses. Although the Company may attempt to offset a portion of the effects of fluctuations in prices by entering into forward contracts to supply ethanol or purchase corn, natural gas or other items or by engaging in transactions involving exchange-traded futures contracts, the amount and duration of these hedging and other risk mitigation activities may vary substantially over time and these activities also involve substantial risks.

--------------------------------------------------------------------------------
                                                                             19.

      The Company's contemplated business is likely to be highly sensitive to corn prices and we generally will be unable to pass on increases in corn prices to our customers.

The principal raw material we expect to use to produce ethanol and co-products, including dry and wet distillers grains, is corn. As a result, changes in the price of corn can significantly affect our its contemplated business. In general, rising corn prices produce lower profit margins. Because ethanol competes with non-corn-based fuels, the Company is not likely to be able to pass along increased corn costs to customers. At certain levels, corn prices may make ethanol uneconomical to use in fuel markets. Over the ten-year period from 1996 through 2005, corn prices (based on the Chicago Board of Trade, or CBOT, daily futures data) have ranged from a low of $1.75 per bushel in 2000 to a high of $5.48 per bushel in 1996, with prices averaging $2.47 per bushel during this period.

Weather conditions and other factors affecting crop yields, farmer planting decisions, and general economic, market and regulatory factors all influence the price of corn. Government policies and subsidies with respect to agriculture and international trade, and global and local demand and supply also impact the price. The significance and relative effects of these factors on the price of corn are difficult to predict. Any event that tends to negatively affect the supply of corn, such as adverse weather or crop disease, could increase corn prices and potentially harm our business. In addition, ethanol producers may also have difficulty, from time to time, in physically sourcing corn on economical terms due to supply shortages. Such a shortage could require the Company to suspend our contemplated operations until corn becomes available at acceptable terms, which would have a material adverse effect on our business, results of operations and financial position. The price paid for corn at a facility could increase if an additional ethanol production facility is built in the same general vicinity.

      The spread between ethanol and corn prices can vary significantly, and the recent high levels of these spreads are unlikely to remain.

The gross margin of the Company's anticipated business depends principally on the spread between ethanol and corn prices. During the five-year period from 2001 to 2005, ethanol prices (based on average U.S. ethanol rack prices from Bloomberg, L.P., or Bloomberg) have ranged from a low of $0.94 per gallon to a high of $2.76 per gallon, averaging $1.50 per gallon during this period. In recent periods, the spread between ethanol and corn prices has been at an historically high level, driven in large part by high oil prices and historically low corn prices. During 2005, however, this spread fluctuated widely and, because of the unusual degree of spread in current markets, fluctuations are likely to continue to occur. Any reduction in the spread between ethanol and corn prices, whether as a result of an increase in corn prices or a reduction in ethanol prices, would adversely affect the Company's anticipated results of operations and financial position.

      The market for natural gas is subject to market conditions that create uncertainty in the price and availability of the natural gas that the Company may use in our anticipated manufacturing process.

The Company's contemplated business may rely upon third parties for supplies of coal or natural gas or both, which is consumed in the manufacture of ethanol. The prices for and availability of coal and natural gas are subject to volatile market conditions. These market conditions often are affected by factors beyond our control, such as higher prices resulting from colder than average weather conditions and overall economic conditions. Significant disruptions in the supply of coal and natural gas could impair our ability to manufacture ethanol for our customers. Furthermore, increases in coal and natural gas prices or changes in coal and natural gas costs relative to natural gas costs paid by competitors could adversely affect our anticipated results of operations and financial position. The price fluctuations in natural gas prices over the six-year period from December 31, 1999 through December 28, 2005, based on the NYMEX daily futures data, has ranged from a low of $1.83 per MMBTU in 2001 to a high of $13.91 per MMBTU in 2005, averaging $5.25 per MMBTU during this period.

--------------------------------------------------------------------------------
                                                                             20.

      Fluctuations in the selling price and production cost of gasoline may reduce the Company's anticipated profit margins, if profits are achieved.

Ethanol is marketed both as a fuel additive to reduce vehicle emissions from gasoline and as an octane enhancer to improve the octane rating of gasoline with which it is blended. As a result, ethanol prices are influenced by the supply and demand for gasoline and our anticipated results of operations and financial position may be materially adversely affected if gasoline demand or price decreases. Historically, the price of a gallon of gasoline has been lower than the cost to produce a gallon of ethanol. In addition, some of the sales contracts into which the Company may enter may provide for pricing on an indexed basis, so that the price we may receive for products sold under these arrangements will be adjusted as gasoline prices change.

      The   Company's   anticipated   business   will  be  subject  to  seasonal
      fluctuations.

The Company's anticipated operating results are likely to be influenced by seasonal fluctuations in the price of our primary operating inputs, corn and coal or natural gas or both, and the price of our primary product, ethanol. The spot price of corn tends to rise during the spring planting season in May and June and tends to decrease during the fall harvest in October and November. The price for natural gas, however, tends to move opposite that of corn and tends to be lower in the spring and summer and higher in the fall and winter. In addition, ethanol prices are substantially correlated with the price of unleaded gasoline especially in connection with our indexed, gas-plus sales contracts. The price of unleaded gasoline tends to rise during each of the summer and winter. Given our lack of operating history, the Company does not know yet how these seasonal fluctuations will affect our results over time.

      If the Company engages in hedging transactions and other risk mitigation strategies, those strategies could harm our financial results.

It is possible that, in an attempt to partially offset the effects of volatility of ethanol prices and corn and natural gas costs, the Company will enter into contracts to supply a portion of our ethanol production or purchase a portion of our corn or natural gas requirements on a forward basis and also engage in other hedging transactions involving exchange-traded futures contracts for corn, natural gas and unleaded gasoline from time to time. The price of unleaded gasoline also affects the price we receive for our ethanol under indexed contracts. The financial statement impact of these activities is dependent upon, among other things, the prices involved and our ability to sell sufficient products to use all of the corn and natural gas for which we have futures contracts. Hedging arrangements, if entered into, will also expose us to the risk of financial loss in situations where the other party to the hedging contract defaults on its contract or, in the case of exchange-traded contracts, where there is a change in the expected differential between the underlying price in the hedging agreement and the actual prices paid or received by the Company. Hedging activities can themselves result in losses when a position is purchased in a declining market or a position is sold in a rising market. A hedge position is often settled in the same time frame as the physical commodity is either purchased (corn and natural gas) or sold (ethanol). Hedging losses may be offset by a decreased cash price for corn and natural gas and an increased cash price for ethanol. If we do hedge, the Company may also vary the amount of hedging or other risk mitigation strategies we undertake, and we may choose not to engage in hedging transactions at all. As a result, the Company's results of operations and financial position may be adversely affected by increases in the price of corn or natural gas or decreases in the price of ethanol or unleaded gasoline.

--------------------------------------------------------------------------------
                                                                             21.

      The Company may be substantially dependent on one or two facilities, and any operational disruption could result in a reduction of sales volumes and could cause us to incur substantial losses.

Most of the Company's anticipated revenues are and will continue to be derived from the sale of ethanol and the related co-products that we plan to produce. Once commenced, our anticipated operations may be subject to significant interruption if any of our facilities experience a major accident or are damaged by severe weather or other natural disasters. In addition, our operations may be subject to labor disruptions and unscheduled downtime, or other operational hazards inherent in the ethanol industry, such as equipment failures, fires, explosions, abnormal pressures, blowouts, pipeline ruptures, transportation accidents and natural disasters. Some of these operational hazards may cause personal injury or loss of life, severe damage to or destruction of property and equipment or environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties. The insurance that the Company plans to obtain, if obtained, may not be adequate to fully cover the potential operational hazards described above.

      The Company may not be able to implement our business plan for acquisition and expansion as planned or at all.

The Company plans to grow our contemplated business by investing in new or existing facilities. We believe that there is increasing competition for suitable sites. Therefore, we may not find suitable additional sites for construction of new facilities or other suitable expansion opportunities.

The Company may need financing to implement our business strategies and we may not have access to the funding required or such funding may not be available to us on acceptable terms. We may finance the expansion of our business with additional indebtedness or by issuing additional equity securities. We could face financial risks associated with incurring additional indebtedness, such as reducing our liquidity and access to financial markets and increasing the amount of cash flow required to service such indebtedness, or associated with issuing additional stock, such as dilution of ownership and earnings.

The Company must also obtain numerous regulatory approvals and permits in order to construct and operate additional or expanded facilities. These requirements may not be satisfied in a timely manner or at all. In addition, federal and state governmental requirements may substantially increase our costs, which could have a material adverse effect on the results of our contemplated operations and financial position. Our contemplated expansion plans may also result in other unanticipated adverse consequences, such as diverting management's attention from our existing operations.

Our anticipated construction costs may also increase to levels that would make a new facility too expensive to complete or unprofitable to operate. Contractors, engineering firms, construction firms, and equipment suppliers also receive requests and orders from other ethanol companies and, therefore, the Company may not be able to secure their services or products on a timely basis or on acceptable financial terms. The Company may suffer significant delays or cost overruns as a result of a variety of factors, such as shortages of workers or materials, transportations constraints, adverse weather, unforeseen difficulties or labor issues, any of which could prevent us from commencing operations as expected at our facilities.

Accordingly, the Company may not be able to implement our acquisition or expansion strategy as planned or at all. We may not find additional appropriate sites for new facilities and we may not be able to finance, construct, develop, or operate these new or expanded facilities successfully.

      Potential  future  acquisitions  could be difficult to find and integrate,
      divert  the  attention  of  key  personnel,   disrupt   business,   dilute
      shareholder value, and adversely affect financial results.

--------------------------------------------------------------------------------
                                                                             22.

As part of the Company's business strategy, the Company may consider acquisitions of building sites, production facilities, storage or distribution facilities and selected infrastructure. The Company may not find suitable acquisition opportunities.

Acquisitions involve numerous risks, any of which could harm our contemplated business, including:

      o difficulties in integrating the operations, technologies, products, existing contracts, accounting processes and personnel of the target and realizing the anticipated synergies of the combined businesses;

      o difficulties in supporting and transitioning customers, if any, of the target company or assets;

      o diversion of financial and management resources from existing operations;

      o the price paid or other resources devoted may exceed the value we realize, or the value to be realized if the Company had allocated the purchase price or other resources to another opportunity;

      o risks of entering new markets or areas in which the Company has limited or no experience;

      o potential loss of key employees, customers and strategic alliances from the Company's contemplated business or the business of the target;

      o assumption of unanticipated problems or latent liabilities, such as problems with the quality of the products of the target; and

      o inability to generate sufficient revenue to offset acquisition costs.

Acquisitions also frequently result in the recording of goodwill and other intangible assets which are subject to potential impairments in the future that could harm the Company's financial results. In addition, if the Company finances acquisitions by issuing convertible debt or equity securities, our existing shareholders may be diluted, which could affect the market price of our common stock. As a result, if the Company fails to properly evaluate acquisitions or investments, we may not achieve the anticipated benefits of any such acquisitions and we may incur costs in excess of what we anticipate. The failure to successfully evaluate and execute acquisitions or investments or otherwise adequately address these risks could materially harm our business and financial results.

      Growth in the sale and distribution of ethanol is dependent on the changes to and expansion of related infrastructure which may not occur on a timely basis, if at all, and the Company's contemplated operations could be adversely affected by infrastructure disruptions.

Substantial development of infrastructure will be required by persons and entities outside the Company's control for our contemplated operations, and the ethanol industry generally, to grow. Areas requiring expansion include, but are not limited to:

      o     additional rail capacity;

      o     additional storage facilities for ethanol;

      o increases in truck fleets capable of transporting ethanol within localized markets;

--------------------------------------------------------------------------------
                                                                             23.

      o     expansion of refining and blending facilities to handle ethanol; and

      o     growth in service stations equipped to handle ethanol fuels.

Substantial investments required for these infrastructure changes and expansions may not be made or they may not be made on a timely basis. Any delay or failure in making the changes to or expansion of infrastructure could hurt the demand or prices for the Company's contemplated products, impede our delivery of those products, impose additional costs on us, or otherwise have a material adverse effect on our results of contemplated operations or financial position. The Company's contemplated business will be dependent on the continuing availability of infrastructure and any infrastructure disruptions could have a material adverse effect on our business.

      New ethanol plants under construction or decreases in the demand for ethanol may result in excess U.S. production capacity.

According to the Renewable Fuels Association (the "RFA"), domestic ethanol production capacity has increased from 1.9 BGY as of January 2001 to an estimated 4.6 BGY at June 30, 2006. During March and April 2006 ethanol was produced at record and near-record levels of 392.2 million gallons and 363.6 million gallons, respectively. The RFA estimates that, as of June 30, 2006, approximately 2.2 BGY of additional production capacity is under construction. According to the RFA, at the end of 2005, 95 ethanol refineries were in production, 14 began operations, 30 began construction and 10 were expanded. Certain of the new refineries are being built in California, North Carolina, Arizona, Texas and New Mexico. The RFA has reported that, according to information provided to it, in the second quarter of 2006 there are more than 150 ethanol projects that are seeking financing. Excess capacity in the ethanol industry would have an adverse effect on the Company's contemplated results of operations, cash flows, and financial position. In a manufacturing industry with excess capacity, producers have an incentive to manufacture additional products for so long as the price exceeds the marginal cost of production (i.e., the cost of producing only the next unit, without regard for interest, overhead or fixed costs). This incentive can result in the reduction of the market price of ethanol to a level that is inadequate to generate sufficient cash flow to cover costs.

Excess capacity may also result from decreases in the demand for ethanol, which could result from a number of factors, including regulatory developments and reduced U.S. gasoline consumption. Reduced gasoline consumption could occur as a result of increased prices for gasoline or crude oil, which could cause businesses and consumers to reduce driving or acquire vehicles with more favorable gasoline mileage. There is some evidence that this has occurred in the recent past as U.S. gasoline prices have increased.

      The Company may not be able to compete effectively in the U.S. ethanol industry.

In the U.S., the Company's contemplated business would compete with other corn processors, ethanol producers and refiners. As of March 2006, the top 12 producers accounted for at least 50% of the ethanol production capacity in the U.S. according to the RFA.

Current capacity
(as of March)                                   MMGY          Number of plants     Share of the market
----------------------------------------------- ----------- --------------------- -----------------------
Archer Daniels Midland                               1,070           7                     24%
----------------------------------------------- ----------- --------------------- -----------------------
VeraSun                                                230           2                      5
----------------------------------------------- ----------- --------------------- -----------------------
Aventine Renewable Energy                              150           2                      3
----------------------------------------------- ----------- --------------------- -----------------------
Cargill                                                120           2                      3
----------------------------------------------- ----------- --------------------- -----------------------
Abengoa Bioenergy                                      110           3                      2
----------------------------------------------- ----------- --------------------- -----------------------
Hawkeye Renewables                                     105           2                      2
----------------------------------------------- ----------- --------------------- -----------------------
New Energy                                             102           1                      2
----------------------------------------------- ----------- --------------------- -----------------------
Midwest Grain Processors*                              100           1                      2
----------------------------------------------- ----------- --------------------- -----------------------
MGP Ingredients                                         78           1                      2
----------------------------------------------- ----------- --------------------- -----------------------
Tate & Lyle (formerly AE Staley)                        67           1                      1
----------------------------------------------- ----------- --------------------- -----------------------
Chief Ethanol                                           62           1                      1
----------------------------------------------- ----------- --------------------- -----------------------
Sioux River Ethanol*                                    55           1                      1
----------------------------------------------- ----------- --------------------- -----------------------

*Farmer-owned

--------------------------------------------------------------------------------
                                                                             24.

A number of competitors are divisions of substantially larger enterprises and have substantially greater financial resources than the Company plans to have. Smaller competitors also pose a threat. Farmer-owned cooperatives and independent firms consisting of groups of individual farmers and investors have been able to compete successfully in the ethanol industry. These smaller competitors operate smaller facilities which do not affect the local price of corn grown in the proximity to the facility as much as larger facilities. In addition, many of these smaller competitors are farmer-owned and often require their farmer-owners to commit to selling them a certain amount of corn as a requirement of ownership. A significant portion of production capacity in the ethanol industry consists of smaller-sized facilities. Most new ethanol plants under development across the country are individually owned. In addition, institutional investors and high net worth individuals could heavily invest in ethanol production facilities and oversupply the demand for ethanol, resulting in lower ethanol price levels that might adversely affect the results of the Company's contemplated operations and financial position.

The ethanol industry also includes increasing competition from international suppliers. Although there is a $0.54 per gallon tariff (which is scheduled to expire in 2007) on foreign produced ethanol that is approximately equal to the blenders' credit, ethanol imports equivalent to up to 7% of total domestic production in any given year from various countries were exempted from this tariff under the Caribbean Basin Initiative to spur economic development in Central America and the Caribbean. Currently, international suppliers produce ethanol primarily from sugar cane and have cost structures that may be substantially lower than ours.

Any increase in domestic or foreign competition could result in reduced ethanol prices. As a result, the Company could be forced to take other steps to compete effectively, which could adversely affect the results of our contemplated operations and financial position.

      The U.S. ethanol industry is highly dependent upon federal and state legislation and regulation and any changes in legislation or regulation could materially and adversely affect the results of the Company's contemplated operations and financial position.

The elimination or significant reduction in the blenders' credit could have a material adverse effect on the results of the Company's contemplated operations and financial position. The cost of producing ethanol is made significantly more competitive with regular gasoline by federal tax incentives. Before January 1, 2005, the federal excise tax incentive program allowed gasoline distributors that blended ethanol with gasoline to receive a federal excise tax rate reduction for each blended gallon sold. If the fuel was blended with 10% ethanol, the refiner/marketer paid $0.052 per gallon less tax, which equated to an incentive of $0.52 per gallon of ethanol. The $0.52 per gallon incentive for ethanol was reduced to $0.51 per gallon in 2005 and is scheduled to expire (unless extended) in 2010. The blenders' credits may not be renewed in 2010 or may be renewed on different terms. In addition, the blenders' credits, as well as other federal and state programs benefiting ethanol (such as tariffs), generally are subject to U.S. government obligations under international trade agreements, including those under the World Trade Organization Agreement on Subsidies and Countervailing Measures, and might be the subject of challenges thereunder, in whole or in part. The elimination or significant reduction in the blenders' credit or other programs benefiting ethanol may have a material adverse effect on the results of the Company's contemplated operations and financial position.

--------------------------------------------------------------------------------
                                                                             25.

      Ethanol can be imported into the U.S. duty-free from some countries, which may undermine the ethanol industry in the U.S.

Imported ethanol is generally subject to a $0.54 per gallon tariff that was designed to offset the $0.51 per gallon ethanol incentive available under the federal excise tax incentive program for refineries that blend ethanol in their fuel. A special exemption from the tariff exists for ethanol imported from 24 countries in Central America and the Caribbean Islands, which is limited to a total of 7% of U.S. production per year. Imports from the exempted countries may increase as a result of new plants under development. Since production costs for ethanol in these countries are estimated to be significantly less than what they are in the U.S., the duty-free import of ethanol through the countries exempted from the tariff may negatively affect the demand for domestic ethanol and the price at which we sell our ethanol. In May 2006, bills were introduced in both the U.S. House of Representatives and U.S. Senate to repeal the $0.54 per gallon tariff. The Company does not know the extent to which the volume of imports would increase or the effect on U.S. prices for ethanol if this proposed legislation is enacted or if the tariff is not renewed beyond its current expiration in December 2007. Any changes in the tariff or exemption from the tariff could have a material adverse effect on our results of operations and financial position. In addition, the North America Free Trade Agreement, or NAFTA, which entered into force on January 1, 1994, allows Canada and Mexico to export ethanol to the United States duty-free or at a reduced rate. Canada is exempt from duty under the current NAFTA guidelines, while Mexico's duty rate is $0.10 per gallon.

      The effect of the RFS in the recent Energy Policy Act is uncertain.

The use of fuel oxygenates, including ethanol, was mandated through regulation, and much of the forecasted growth in demand for ethanol was expected to result from additional mandated use of oxygenates. Most of this growth was projected to occur in the next few years as the remaining markets switch from MTBE to ethanol. The recently enacted energy bill, however, eliminated the mandated use of oxygenates and established minimum nationwide levels of renewable fuels (ethanol, biodiesel or any other liquid fuel produced from biomass or biogas) to be included in gasoline. Because biodiesel and other renewable fuels in addition to ethanol are counted toward the minimum usage requirements of the RFS, the elimination of the oxygenate requirement for reformulated gasoline may result in a decline in ethanol consumption, which in turn could have a material adverse effect on the results of the Company's contemplated operations and financial condition. The legislation also included provisions for trading of credits for use of renewable fuels and authorized potential reductions in the RFS minimum by action of a governmental administrator. In addition, the rules for implementation of the RFS and the energy bill are still under development.

The legislation did not include MTBE liability protection sought by refiners, and ethanol producers have generally estimated that this will result in accelerated removal of MTBE and increased demand for ethanol. Refineries may use other possible replacement additives, such as iso-octane, iso-octene or alkylate. Accordingly, the actual demand for ethanol may increase at a lower rate than production for estimated demand, resulting in excess production capacity in our industry, which would negatively affect our results of operations, financial position and cash flows.

      Waivers of the RFS minimum levels of renewable fuels included in gasoline could have a material adverse affect on the results of the Company's contemplated operations.

Under the Energy Policy Act, the U.S. Department of Energy, in consultation with the Secretary of Agriculture and the Secretary of Energy, may waive the renewable fuels mandate with respect to one or more states if the Administrator of the U.S. Environmental Protection Agency, or U.S. EPA, determines that implementing the requirements would severely harm the economy or the environment of a state, a region or the U.S., or that there is inadequate supply to meet the requirement. Any waiver of the RFS with respect to one or more states would adversely offset demand for ethanol and could have a material adverse effect on the results of the Company's contemplated operations and financial condition.

--------------------------------------------------------------------------------
                                                                             26.

      The Company may be adversely affected by environmental, health and safety laws, regulations and liabilities.

As we pursue our business plan, we will become subject to various federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, and the health and safety of our employees. In addition, some of these laws and regulations require our contemplated facilities to operate under permits that are subject to renewal or modification. These laws, regulations and permits can often require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, natural resource damages, criminal sanctions, permit revocations and/or facility shutdowns.

Furthermore, upon effecting our plan, we may become liable for the investigation and cleanup of environmental contamination at each of the properties that we own or operate and at off-site locations where it may arrange for the disposal of hazardous substances. If these substances have been or are disposed of or released at sites that undergo investigation and/or remediation by regulatory agencies, the Company may be responsible under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or CERCLA, or other environmental laws for all or part of the costs of investigation and/or remediation, and for damages to natural resources. The Company may also be subject to related claims by private parties alleging property damage and personal injury due to exposure to hazardous or other materials at or from those properties. Some of these matters may require expending significant amounts for investigation, cleanup, or other costs.

In addition, new laws, new interpretations of existing laws, increased governmental enforcement of environmental laws, or other developments could require the Company to make additional significant expenditures. Continued government and public emphasis on environmental issues can be expected to result in increased future investments for environmental controls at ethanol production facilities. Present and future environmental laws and regulations (and interpretations thereof) applicable to ethanol operations, more vigorous enforcement policies and discovery of currently unknown conditions may require substantial expenditures that could have a material adverse effect on the results of the Company's contemplated operations and financial position.

The hazards and risks associated with producing and transporting ethanol and DDGS (such as fires, natural disasters, explosions, and abnormal pressures and blowouts) may also result in personal injury claims or damage to property and third parties. As protection against operating hazards, we maintain insurance coverage against some, but not all, potential losses. However, the Company could sustain losses for uninsurable or uninsured risks, or in amounts in excess of existing insurance coverage. Events that result in significant personal injury or damage to our property or third parties or other losses that are not fully covered by insurance could have a material adverse effect on the results of the Company's contemplated operations and financial position.

      The Company is dependent upon its officers for management and direction, and the loss of any of these persons could adversely affect the Company's contemplated operations and results.

The Company is dependent upon our officers for implementation of our proposed expansion strategy and execution of its contemplated business. The loss of any of our officers could have a material adverse effect upon the results of the Company's contemplated operations and financial position. The Company does not maintain "key person" life insurance for any of our officers. The loss of any of our officers could delay or prevent the achievement of its contemplated business objectives.

--------------------------------------------------------------------------------
                                                                             27.

      The Company's contemplated competitive position, financial position and results of operations may be adversely affected by technological advances.

The development and implementation of new technologies may result in a significant reduction in the costs of ethanol production. For instance, any technological advances in the efficiency or cost to produce ethanol from inexpensive, cellulosic sources such as wheat, oat or barley straw could have an adverse effect on its contemplated business, because the facilities it contemplates acquiring are designed to produce ethanol from corn, which is, by comparison, a raw material with other high value uses. The Company cannot predict when new technologies may become available, the rate of acceptance of new technologies by our competitors or the costs associated with new technologies. In addition, advances in the development of alternatives to ethanol could significantly reduce demand for or eliminate the need for ethanol.

Any advances in technology which require significant capital expenditures to remain competitive or which reduce demand or prices for ethanol would have a material adverse effect on the results of the Company's operations and financial position.

      The Company may incur significant fees in connection with transactions that are not consummated.

In many instances, the Company will engage outside consultants and advisers, including legal, financial and technical advisors, to assist us in connection with making, operating, or disposing of our investments. The costs of providing these services are expected to be material. There can be no assurance that the Company will close all transactions on which material costs are incurred. All such costs for deals not consummated will be expensed. These amounts may be significant and could have an adverse impact on our financial results from operations.

      The Company may be unable to attract and retain key personnel.

The Company's success will depend in large part on the performance of the managers, officers, and other personnel and the ability of the Company's
Management to retain individuals with the relevant expertise to successfully manage the Company. The loss of any key personnel or the material diversion of the time commitment of such personnel to matters other than those relating to the Company could have a material adverse effect on our performance.

Risks Related to Our Common Stock

      Shares of ethanol companies that trade in the public markets may be overvalued.

Recently, a number of ethanol companies have entered the public markets, leading analysts to suggest that a "bubble" may be occurring in these shares. In addition, as of June 30, 2006, at least two ethanol businesses had filed registration statements with the SEC for initial public offerings to be concluded during the second or third quarter of 2006. As a result of the continuing influx of the shares of these companies and the levels at which they trade in comparison to the current earnings of these companies, the volatility of the price of the Company's shares may be greater than otherwise. Moreover, adverse movement in the market price of shares of other ethanol producers may adversely affect the value of the Company's shares for reasons related or unrelated to Company's contemplated business. The presence of these competitive share offerings may also make it more difficult for the shareholders of the Company to resell their shares in the public markets.

--------------------------------------------------------------------------------
                                      28.

      The Common Stock may be considered "a penny stock" and may be difficult to sell.

The SEC has adopted regulations which generally define "penny stock" to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. Initially, the market price of the Common Stock is likely to be less than $5.00 per share and therefore may be designated as a "penny stock" according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell the Common Stock and may affect the ability of investors to sell their shares. In addition, since the Common Stock is currently traded on the NASD's OTC Bulletin Board, investors may find it difficult to obtain accurate quotations of the Common Stock and may experience a lack of buyers to purchase such stock or a lack of market makers to support the stock price.

      The Company's principal stockholders will have significant voting power and may take actions that may not be in the best interests of other stockholders.

The Company's officers, directors, principal stockholders, and their affiliates will control a significant percentage of the outstanding Common Stock. If these stockholders act together, they will be able to exert significant control over the Company's management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of the Common Stock. This concentration of ownership may not be in the best interests of all the Company's stockholders.

      The Company may need additional funding and such funding may not be available. If such funding is available, it may not be offered to the Company on satisfactory terms.

The Company cannot assure investors that additional financing will not be needed beyond our current and projected needs or will be available when required and, if available, that it will be on terms satisfactory to the Company. Future financings may be dilutive to existing Company stockholders. If the Company is unable to generate sufficient cash flow and is otherwise unable to obtain funds necessary to meet our projected funding requirements, this would have a material adverse effect on the business, financial results and results of operations of the Company.

      Investors should not anticipate receiving cash dividends on the Company's stock.

The Company has never declared or paid any cash dividends or distributions on our capital stock. The Company currently intends to retain future earnings to support operations and to finance expansion and therefore does not anticipate paying any cash dividends on the Common Stock in the foreseeable future.

      Our Management Team Does Not Have Extensive Experience in Public Company Matters.

Our management team has had limited public company management experience or responsibilities, which could impair our ability to comply with legal and regulatory requirements such as the Sarbanes-Oxley Act of 2002 and applicable federal securities laws including filing required reports and other information required on a timely basis. There can be no assurance that our management will be able to implement and affect programs and policies in an effective and timely manner that adequately respond to increased legal, regulatory compliance and reporting requirements imposed by such laws and regulations. Our failure to comply with such laws and regulations could lead to the imposition of fines and penalties and further result in the deterioration of our business.


--------------------------------------------------------------------------------
                                                                             29.

      We May Not Be Able To Effectively Manage Our Growth.

Our strategy envisions expanding our business beyond our status as a shell company. If we fail to effectively manage our growth, our financial results could be adversely affected. Growth may place a strain on our management systems and resources. We must continue to refine and expand our business development capabilities, our systems and processes and our access to financing sources. As we grow, we must continue to hire, train, supervise and manage new employees. We cannot assure you that we will be able to:

      o     meet our capital needs;

      o     expand our systems effectively or efficiently or in a timely manner;

      o     allocate our human resources optimally;

      o     identify and hire qualified employees or retain valued employees; or

      o incorporate effectively the components of any business that we may acquire in our effort to achieve growth.

If we are unable to manage our growth and our operations, our financial results could be adversely affected.

Item 3.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods.

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report as required by Rule 13a-15 of the Exchange Act. Based on their evaluation of our disclosure controls and procedures, they have concluded that as of the end of the period covered by this report our disclosure controls and procedures are effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

--------------------------------------------------------------------------------
                                                                             30.

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 2.    Unregistered Sales of Equity Securities & Use of Proceeds

None

Item 3.    Defaults on Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

On June 9, 2006, our Board approved and adopted the 2006 Equity Incentive Plan (the "2006 Plan"). Also on June 9, 2006, the 2006 Plan was approved by the stockholders of the Company on that date. These actions were announced in our Current Report on Form 8-K, filed with the SEC on June 23, 2006. On June 9, 2006, the holders of a majority of our outstanding shares of Common Stock ratified the 2006 Plan.

Under Section 228 of the DGCL and the Company's Bylaws, action by our stockholders may be taken without a meeting, without prior notice, by written consent of the holders of outstanding capital stock having not less than the minimum number of votes that would be necessary to authorize the action at a meeting at which all shares entitled to vote thereon were present and voted. On that basis, stockholders holding a majority of the outstanding shares of the Company's common stock, par value $0.0001 per share, including certain of the directors and executive officers of the Company, who collectively were the owners of record of 23,989,063 shares of our common stock, representing approximately 62.41% of the outstanding voting securities of the Company, delivered to the Company a written consent ratifying the Company's adoption of the 2006 Plan on June 9, 2006. As such, no vote or further action of the stockholders of the Company is required to ratify or approve our adoption of the 2006 Plan.

Item 5.    Other Information

None.

Item 6.    Exhibits and Reports on Form 8-K

The following exhibits are filed with or incorporated as part of this report as required by Item 601 of Regulation S-B:

   Exhibit No.                          Description                                                 Reference
-----------------------------------------------------------------------------------------------------------------------------------
       2.1    Agreement and Plan of Merger and Reorganization,  dated  Incorporated  by  reference  to Exhibit 10.1 to the Current as of June 19, 2006, by and between  Alternative Energy  Report on Form 8-K filed with the  Securities  and Exchange
              Sources,   Inc.,   a   Delaware   corporation,   Beemer  Commission on June 23, 2006 (File No. 000-51762).
              Acquisition  Corp., a Delaware  corporation  and Beemer
              Energy, Inc., a Delaware corporation.
-----------------------------------------------------------------------------------------------------------------------------------
       3.1    Articles  of   Incorporation   of  Alternative   Energy  Incorporated   by   reference   to   Exhibit 3.1   to   the
              Sources, Inc.                                            Registration  Statement  on  Form  SB-2/A  filed  with  the
                                                                       Securities  and Exchange  Commission on June 18, 2001 (File
                                                                       No. 333-59708).
-----------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------
                                                                         31.


       3.2    Bylaws of Alternative Energy Sources, Inc.               Incorporated   by   reference   to   Exhibit 3.3   to   the
                                                                       Registration  Statement  on  Form  SB-2/A  filed  with  the
                                                                       Securities  and Exchange  Commission on June 18, 2001 (File
                                                                       No. 333-59708).
-----------------------------------------------------------------------------------------------------------------------------------
       4.1    Form of Warrant  issued to the Investors in the Private  Incorporated  by  reference  to Exhibit  4.2 to the Current
              Placement Offering, June 19, 2006.                       Report on Form 8-K filed with the  Securities  and Exchange
                                                                       Commission on June 23, 2006 (File No. 000-51762).
-----------------------------------------------------------------------------------------------------------------------------------
       10.1   Form  of   Subscription   Agreement   by  and   between  Incorporated  by  reference  to Exhibit 10.2 to the Current
              Alternative   Energy  Sources,   Inc.,  Beemer  Energy,  Report on Form 8-K filed with the  Securities  and Exchange
              Inc.,  and the investors in the Offering.                Commission on June 23, 2006 (File No. 000-51762).
-----------------------------------------------------------------------------------------------------------------------------------
       10.2   Form of  Registration  Rights  Agreement dated June 19,  Incorporated  by  reference  to Exhibit 10.3 to the Current
              2006 by and between  Alternative  Energy Sources,  Inc.  Report on Form 8-K filed with the  Securities  and Exchange
              and the investors in the Offering.                       Commission on June 23, 2006 (File No. 000-51762).
-----------------------------------------------------------------------------------------------------------------------------------
       10.3   Form of Employment  Agreement,  dated June 19, 2006, by  Incorporated  by  reference  to Exhibit 10.4 to the Current and between  Alternative Energy Sources,  Inc. and Mark  Report on Form 8-K filed with the  Securities  and Exchange
              A. Beemer.                                               Commission on June 23, 2006 (File No. 000-51762).
-----------------------------------------------------------------------------------------------------------------------------------
       10.4   Form of Employment  Agreement,  dated June 19, 2006, by  Incorporated  by  reference  to Exhibit 10.5 to the Current and between  Alternative  Energy Sources,  Inc. and Lee  Report on Form 8-K filed with the  Securities  and Exchange
              L. Blank.                                                Commission on June 23, 2006 (File No. 000-51762).
-----------------------------------------------------------------------------------------------------------------------------------
       10.5   Form of Lock-Up  Agreement  dated June 19, 2006 between  Incorporated  by  reference  to Exhibit 10.6 to the Current
              Tompkins  Capital  Group and each of Mark A. Beemer and  Report on Form 8-K filed with the  Securities  and Exchange
              Lee L. Blank.                                            Commission on June 23, 2006 (File No. 000-51762).
-----------------------------------------------------------------------------------------------------------------------------------
       31.1   Certification  pursuant to 18 U.S.C.  Section  1350, as
              adopted  pursuant to Section 302 of the  Sarbanes-Oxley
              Act of 2002 *
-----------------------------------------------------------------------------------------------------------------------------------
       31.2   Certification  pursuant to 18 U.S.C.  Section  1350, as
              adopted  pursuant to Section 302 of the  Sarbanes-Oxley
              Act of 2002 *
-----------------------------------------------------------------------------------------------------------------------------------
       32.1   Certification  pursuant to 18 U.S.C.  Section  1350, as
              adopted  pursuant to Section 906 of the  Sarbanes-Oxley
              Act of 2002 *
-----------------------------------------------------------------------------------------------------------------------------------

*    Filed herewith.


--------------------------------------------------------------------------------
                                                                             32.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



ALTERNATIVE ENERGY SOURCES, INC.

Date: August 17, 2006

/s/Mark Beemer
-------------------------------
By: Mark Beemer
Its: Chief Executive Officer


Date: August 17, 2006


/s/Mark Beemer
-------------------------------
By: Mark Beemer
Its:  Chief Financial Officer



--------------------------------------------------------------------------------
                                                                             33.

EXHIBIT INDEX

   Exhibit No.                          Description                                                 Reference
-----------------------------------------------------------------------------------------------------------------------------------
       2.1    Agreement and Plan of Merger and Reorganization,  dated  Incorporated  by  reference  to Exhibit 10.1 to the Current as of June 19, 2006, by and between  Alternative Energy  Report on Form 8-K filed with the  Securities  and Exchange
              Sources,   Inc.,   a   Delaware   corporation,   Beemer  Commission on June 23, 2006 (File No. 000-51762).
              Acquisition  Corp., a Delaware  corporation  and Beemer
              Energy, Inc., a Delaware corporation.
-----------------------------------------------------------------------------------------------------------------------------------
       3.1    Articles  of   Incorporation   of  Alternative   Energy  Incorporated   by   reference   to   Exhibit 3.1   to   the
              Sources, Inc.                                            Registration  Statement  on  Form  SB-2/A  filed  with  the
                                                                       Securities  and Exchange  Commission on June 18, 2001 (File
                                                                       No. 333-59708).
-----------------------------------------------------------------------------------------------------------------------------------
       3.2    Bylaws of Alternative Energy Sources, Inc.               Incorporated   by   reference   to   Exhibit 3.3   to   the
                                                                       Registration  Statement  on  Form  SB-2/A  filed  with  the
                                                                       Securities  and Exchange  Commission on June 18, 2001 (File
                                                                       No. 333-59708).
-----------------------------------------------------------------------------------------------------------------------------------
       4.1    Form of Warrant  issued to the Investors in the Private  Incorporated  by  reference  to Exhibit  4.2 to the Current
              Placement Offering, June 19, 2006.                       Report on Form 8-K filed with the  Securities  and Exchange
                                                                       Commission on June 23, 2006 (File No. 000-51762).
-----------------------------------------------------------------------------------------------------------------------------------
       10.1   Form  of   Subscription   Agreement   by  and   between  Incorporated  by  reference  to Exhibit 10.2 to the Current
              Alternative   Energy  Sources,   Inc.,  Beemer  Energy,  Report on Form 8-K filed with the  Securities  and Exchange
              Inc.,  and the investors in the Offering.                Commission on June 23, 2006 (File No. 000-51762).
-----------------------------------------------------------------------------------------------------------------------------------
       10.2   Form of  Registration  Rights  Agreement dated June 19,  Incorporated  by  reference  to Exhibit 10.3 to the Current
              2006 by and between  Alternative  Energy Sources,  Inc.  Report on Form 8-K filed with the  Securities  and Exchange
              and the investors in the Offering.                       Commission on June 23, 2006 (File No. 000-51762).
-----------------------------------------------------------------------------------------------------------------------------------
       10.3   Form of Employment  Agreement,  dated June 19, 2006, by  Incorporated  by  reference  to Exhibit 10.4 to the Current and between  Alternative Energy Sources,  Inc. and Mark  Report on Form 8-K filed with the  Securities  and Exchange
              A. Beemer.                                               Commission on June 23, 2006 (File No. 000-51762).
-----------------------------------------------------------------------------------------------------------------------------------
       10.4   Form of Employment  Agreement,  dated June 19, 2006, by  Incorporated  by  reference  to Exhibit 10.5 to the Current and between  Alternative  Energy Sources,  Inc. and Lee  Report on Form 8-K filed with the  Securities  and Exchange
              L. Blank.                                                Commission on June 23, 2006 (File No. 000-51762).
-----------------------------------------------------------------------------------------------------------------------------------
       10.5   Form of Lock-Up  Agreement  dated June 19, 2006 between  Incorporated  by  reference  to Exhibit 10.6 to the Current
              Tompkins  Capital  Group and each of Mark A. Beemer and  Report on Form 8-K filed with the  Securities  and Exchange
              Lee L. Blank.                                            Commission on June 23, 2006 (File No. 000-51762).
-----------------------------------------------------------------------------------------------------------------------------------
       31.1   Certification  pursuant to 18 U.S.C.  Section  1350, as
              adopted  pursuant to Section 302 of the  Sarbanes-Oxley
              Act of 2002 *
-----------------------------------------------------------------------------------------------------------------------------------
       31.2   Certification  pursuant to 18 U.S.C.  Section  1350, as
              adopted  pursuant to Section 302 of the  Sarbanes-Oxley
              Act of 2002 *
-----------------------------------------------------------------------------------------------------------------------------------
       32.1   Certification  pursuant to 18 U.S.C.  Section  1350, as
              adopted  pursuant to Section 906 of the  Sarbanes-Oxley
              Act of 2002 *
-----------------------------------------------------------------------------------------------------------------------------------

*    Filed herewith.


--------------------------------------------------------------------------------
                                                                             34.