Form 10QSB
period 2006-09-30
ALTERNATIVE ENERGY SOURCES INC
filed 2006-11-14
CIK 1175867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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
(Issuer’s telephone number)

Check whether the small business issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the small business issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

As of November 6, 2006, the latest practicable date, 40,500,009 of the issuer’s common shares, $.0001 par value, were issued and outstanding.

Transitional Small Business Disclosure Format (Check one):

Yes ☐  No ☒

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

ALTERNATIVE ENERGY SOURCES INC AND SUBSIDIARY
( A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2006
(UNAUDITED)

ASSETS
Current Assets
Cash and cash equivalents	$325,101
Investments	8,422,273
Prepaid expenses	1,185,783

Total Current Assets	9,933,157

Property and equipment, net	31,203

Other assets	204,800

TOTAL ASSETS	$10,169,160

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$161,134
Accrued liabilities	5,400
TOTAL LIABILITIES	$166,534

Commitments and Contingencies	-

Stockholder’s Equity

Common stock, $.0001 par value, 75,000,000
shares authorized 40,500,009 shares issued
and outstanding	4,050

Additional paid-in capital	11,118,352

Accumulated other comprehensive income	15,301

Accumulated deficit	(1,135,077)

TOTAL STOCKHOLDERS’ EQUITY	10,002,626

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,169,160

See accompanying notes to the condensed consolidated financial statements.

ALTERNATIVE ENERGY SOURCES INC AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED		MAY 10, 2006 (Date of Inception) to SEPTEMBER 30, 2006
	2006	2005	2006	2005

Operating Revenues	$0	$0	$0	$0	$0

Cost of Sales	0	0	0	0	0

Gross Profit	0	0	0	0	0

General and Administrative Expenses	1,174,149	0	1,224,023	0	1,224,043

Operating Loss	(1,174,149)	0	(1,224,023)	0	(1,224,043)

Investment and Other Income	83,331	0	88,966	0	88,966

Loss Before Income Tax	(1,090,818)	0	(1,135,077)	0	(1,135,077)

Provision for Income Taxes	0	0	0	0	0

Net Loss	$(1,090,818)	$0	$(1,135,077)	$0	$(1,135,077)

Net Loss per share:
Basic and diluted	$(0.03)	$(0.00)	$(0.03)	$(0.00)	$(0.03)

Weighted Average Number of Shares Outstanding
Basic and diluted	40,500,009		40,500,009

See accompanying notes to the condensed consolidated financial statements.

ALTERNATIVE ENERGY SOURCES INC AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

	Number of		Additional Paid-in	Accumulated	Subscription	Total Stockholders
	Shares	Amount	Capital	Deficit	Receivable	Equity
Balance at January 1, 2006	0	$0	$0	$0	$0	$0

Issuance of common stock	12,900,000	1,290	710	0	(2,000)	0

Collection of subscription receivable	0	0	0	0	2000	2,000

Offering of 12M units, issued for cash, net of fees of $1,554,499	12,600,000	1,260	11,044,241	0	0	11,045,501

Stock compensation expense	0	0	74,901	0	0	74,901

Stock retained by original
Stockholders
prior to reverse merger	15,000,009	1,500	(1,500)	0	0	0

Other comprehensive income:
Net unrealized gains on short-term investments	0	0	0	15,301	0	15,301

Net loss	0	0	0	(1,135,077)	0	(1,135,077)
Balance at September 30, 2006	40,500,009	$4,050	$11,118,352	$(1,119,776)	$0	$10,002,626

See accompanying notes to the condensed consolidated financial statements.

ALTERNATIVE ENERGY SOURCES INC AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

	September 30, 2006	September 30, 2005	May 10, 2006 (Date of Inception) to September 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(1,135,077)	$0	$(1,135,077)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,282	0	1,282
Stock based compensation expense	74,901	0	74,901
Unrealized gains on short-term investments	15,301	0	15,301
Excess tax benefits from share-based payment arrangements	(26,215)	0	(26,215)
Changes in assets and liabilities:
Prepaid expenses	(1,185,783)	0	(1,185,783)
Accounts payable	161,134	0	161,134
Accrued liabilities	5,400	0	5,400
Net cash (used) in operating activities	(2,089,057)	0	(2,089,057)

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property and equipment	(32,485)	0	(32,485)
Land deposits	(204,800)	0	(204,800)
Purchase of investments	(10,000,000)		(10,000,000)
Redemption of investments	1,577,727		1,577,727
Net cash (used) in investing activities	(8,659,558)	0	(8,659,558)

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of common stock	2,000	0	2,000
Net proceeds from private placement offering	11,045,501	0	11,045,501
Excess tax benefits from share-based payment arrangements	26,215	0	26,215
Net cash provided by financing activities	11,073,716	0	11,073,716

Net increase in cash and cash equivalents	325,101	0	325,101
Cash and cash equivalents, beginning of period	0	0	0
Cash and cash equivalents, end of period	$325,101	$0	$325,101

Supplemental disclosure of cash flows information:
Cash paid during the quarter for:
Interest	$0	$0	$0
Income taxes	$0	$0	$0

See accompanying notes to the condensed consolidated financial statements.

Alternative Energy Sources, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2006 and 2005
(Unaudited)

NOTE 1 - NATURE OF BUSINESS, ORGANIZATION AND BASIS OF PRESENTATION

The condensed unaudited interim consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company’s annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2005 audited consolidated financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These condensed unaudited consolidated financial statements reflect all adjustments, including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the operations and cash flows for the period presented.

Alternative Energy Sources, Inc. (“we,” “us,” “our” or the “Company”) is a development stage company which plans to engage in the business of constructing, owning and operating fuel grade ethanol plants in the Midwest corn-belt. The ethanol expected to be produced by the plants is intended to be used by refineries or blenders and ultimately blended with gasoline fuel for internal combustion engines. Additionally, we anticipate that the plants will be designed to produce dried distilled grains, which are used in the manufacture of various animal feeds and carbon dioxide. Our operations are substantially the operations of Beemer Energy, Inc., our wholly-owned subsidiary.

During the nine months ended September 30, 2006, we formed a wholly-owned subsidiary, Beemer Acquisition Corporation, to serve as a vehicle to effect a merger with Beemer Energy, Inc., a privately held corporation.

On June 19, 2006 (the “Closing Date”), the Company and Beemer Acquisition Corp. (the “Acquisition Sub”), a wholly-owned subsidiary of the Company, entered into an Agreement and Plan of Merger and Reorganization with Beemer Energy, Inc. (“Beemer”), a privately held Delaware corporation, whereby the holders of Beemer’s issued and outstanding capital stock before the merger (the “Merger”) surrendered all of their issued and outstanding capital stock to us in exchange for 12,900,000 shares of our common stock (the “Common Stock”). Concurrently with the consummation of the Merger, we closed a private offering (the “Offering”) of units of our securities consisting of Common Stock and warrants to purchase our Common Stock. The shareholders of the Company prior to the Merger retained 15,000,009 shares of our Common Stock. As a result of the Merger and the Offering, the stockholders of the Company prior to the Merger own approximately 37% of the issued and outstanding shares of Common Stock and the former stockholders of Beemer, investors and a finder that received shares of Common Stock in connection with Offering own approximately 63% of the issued and outstanding shares of Common Stock.

NOTE 1 - NATURE OF BUSINESS, ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

The above transaction has been accounted for as a reverse merger (recapitalization) with Beemer being deemed the accounting acquirer. Accordingly, the historical financial information presented in the financial statements is that of Beemer (since May 10, 2006, date of Beemer’s inception) as adjusted to give effect to any difference in the par value of the issuer’s and the accounting acquirer’s stock with an offset to additional paid in capital. The basis of the assets and liabilities of Beemer, the accounting acquirer, has been carried over in the recapitalization.

These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in accordance with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the interim consolidated financial statements, and revenues and expenses during the reporting period.

The note disclosure requirements of annual consolidated financial statements provide additional disclosures to that required for interim consolidated financial statements. Accordingly, these interim consolidated financial statements should be read in conjunction with our consolidated financial statements as at and for the year ended December 31, 2005 included in the Company’s 2005 Annual Report on Form 10-KSB.

Going Concern

We are currently a development stage enterprise. All losses accumulated since the inception of business have been considered as part of our development stage activities.

The accompanying financial statements have been prepared on the basis that we will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. Since inception we have been engaged in product development and pre-operational activities and have not generated any revenue. By the first quarter, 2007, we intend to complete permitting for two corn-based ethanol plants and anticipate opening these plants for commercial production by Fall, 2008. These condensed financial statements do not include adjustments relating to the recoverability and classification of recorded assets amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents. The Company maintains cash and cash equivalent balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At times during the period balances in certain accounts may exceed the FDIC insured amount.

Investments

At September 30, the Company had money market, 30-day municipal auction rate certificates and auction rate preferred investments totaling $8,422,273 with interest rates ranging between 4.77% and 5.33%.

Prepaid Expenses

Expenses in this category include payments incurred to fund investor relations programs, insurance premiums and other expenditures that benefit future periods.

Other Assets

Include deposits for two land options to construct, own and operate the Company’s fuel grade ethanol plants.

Development Stage Company

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises.” The Company has devoted substantially all of its efforts to business planning, development and raising capital.

Income Taxes

The Company account for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”). Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expenses or benefits due to our not having any material operations for the period ending September 30, 2006.

Earnings (Loss) Per Share

Earnings (Loss) per common share represents the amount of earnings (loss) for the period available to each share of Common Stock outstanding during the reporting period. Diluted earnings (loss) per share reflects the amount of earnings (loss) for the period available to each share of Common Stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into Common Stock. The computation of diluted earnings (loss) per share does not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on earnings (loss) per share. Potential future dilutive securities include 12,000,000 shares issuable under outstanding warrants as of September 30, 2006 and 1,449,000 shares issuable under outstanding employee stock options as of September 30, 2006.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Securities Issued for Services

The Company accounts for stock, stock options, and stock warrants issued for services in accordance with EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services”. The fair value of the Company’s stock on the date of stock issuance or option/grant is used and charged directly to expense and additional paid in capital. The Company determines the fair market value of the warrants/options issued under the Black-Scholes Pricing Model.

Stock Based Compensation

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) 123R “Share Based Payment” which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), share based compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, including cash, accounts payable and accrued liabilities, approximate their fair value as of September 30, 2006.

NOTE 3 - STOCK BASED COMPENSATION

The Company's 2006 Equity Incentive Plan (the “2006 Incentive Plan”) provides for the grant of stock options, stock appreciation rights, reload options and restricted shares to officers and employees of the Company, and consultants and advisors to the Company. There were 4,000,000 common shares initially available under the 2006 Incentive Plan. In any calendar year, no participant may be granted more than 200,000 incentive stock options, or more than $100,000 worth of incentive stock options.

Stock options— Stock options have a ten-year life and vest ratably over three to four years beginning on the first anniversary of the date of the grant. The option holder has no voting or dividend rights. The grant prices are equal to the market prices at date of grant. The Company records the expense of the stock options over the related vesting period. The options were valued using the Black-Scholes option-pricing model at the date of grant using the following assumptions:

Expected Volatility	100%
Expected term (in years)	8
Expected dividends	0
Risk-free rate of return (weighted average)	4.90
Grant date fair value - 500,000	$1.00
Grant date fair value - 949,000	$2.19 to $2.58
Expected forfeitures	0

NOTE 3 - STOCK BASED COMPENSATION (Continued)

Expected volatility is based on the historical volatility of the Company's stock price. The expected term represents the estimated average period of time that the options remain outstanding. The risk-free rate of return reflects the weighted average interest rate offered for zero coupon treasury bonds over the expected term of the options.

A summary of the stock option activity for the nine months ended September 30, 2006 is below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)
Outstanding at May 10, 2006 (date of inception)	-	-	-
Granted	1,449,000	$1.87	9.9
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at September 30, 2006	1,449,000	$1.87	9.9
Exercisable at September 30, 2006	-	-	-

As of September 30, 2006 there was $2,305,536 of total unrecognized compensation cost related to the outstanding stock options that will be recognized over a straight-line period of 3 years.

NOTE 4 - STOCKHOLDERS’ EQUITY

Private Placement Offering

Concurrently with the consummation of the Merger on the Closing Date, the Company closed the private Offering of 12,000,000 units, each unit consisting of one share of the Company’s Common Stock and a warrant to acquire one share of Common Stock for five years at an exercise price of $2.00 per share. On the Closing Date, the investors in the Offering collectively purchased 12,000,000 units for total consideration of $12,000,000, pursuant to Subscription Agreements entered into by the Company and each investor in the Offering. The proceeds were allocated between the Common Stock and the warrants based on their respective relative fair values.

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

Pursuant to a Registration Rights Agreement among the Company and the investors in the Offering, the Company committed to file a registration statement covering the Common Stock issued in connection with the Offering, including the Common Stock underlying the warrants, within 120 days from the Closing Date. The Company filed the registration statement on October 11, 2006. In addition, the Company agreed to use its reasonable efforts to cause such registration statement to become effective no later than 120 days after the date filed. The Company shall maintain the effectiveness of this registration statement through the first anniversary of the Closing Date and shall use its best efforts to maintain the effectiveness through the second anniversary of the date the registration statement is declared effective by the SEC or until the holding period of Rule 144(k), promulgated under the Securities Act of 1933, as amended (the “Securities Act”), has been satisfied for the investors in this Offering with respect to all of  their shares, whichever is earlier. The Registration Rights Agreement provides that the Company will be liable for customary penalties if the registration statement is not effective on the date by which the Company is required to cause it to become effective.

NOTE 4 - STOCKHOLDERS’ EQUITY (Continued)

Common stock

A summary of the warrant activity for the period ended September 30, 2006 is set forth below:

		WEIGHTED
		AVERAGE
	NUMBER OF	EXERCISE
	WARRANTS	PRICE
Outstanding at May 10, 2006 (date of inception)	0	$0
Granted	12,000,000	2.00
Exercised	0	0
Canceled or Expired	0	0
Outstanding at September 30, 2006	12,000,000	$2.00

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

The Company has entered into employment agreements with certain key personnel which provide for a base salary, yearly bonuses subject to the Company achieving certain target performance levels as set by the Company’s board of directors, stock options under the 2006 Incentive Plan and other benefits. Termination of the agreements may be made by either party with advance notice.

NOTE 6 - SIGNIFICANT ACCOUNTING POLICIES

New Accounting Pronouncements

In September 2005, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty. This issue addresses the question of when it is appropriate to measure purchases and sales of inventory at fair value and record them in cost of sales and revenues and when they should be recorded as exchanges measured at the book value of the item sold. The EITF concluded that purchases and sales of inventory with the same counterparty that are entered into in contemplation of one another should be combined and recorded as exchanges measured at the book value of the item sold. The consensus should be applied to new arrangements entered into and modifications or renewals of existing agreements, beginning with the second quarter of 2006. We do not expect the adoption of this statement will have a material impact on our results of operations or financial position.

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140. This statement resolves issues addressed in Statement 133 Implementation Issue No. D1 “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This implementation guidance indicated that entities could continue to apply guidance related to accounting for beneficial interests in paragraphs 14 and 362 of Statement 140, which indicate that any security that can be contractually prepaid or otherwise settled in such a way that the holder of the security would not recover substantially all of its recorded investment should be subsequently measured like investments in debt securities classified as available for sale or trading, and may not be classified as held to maturity. Also, Implementation Issue D1 indicated that holders of beneficial interests in securitized financial assets that are not subject to paragraphs 14 and 362 of Statement 140 are not required to apply Statement 133 to those beneficial interests, pending further guidance. Statement 155 eliminates the exemption from Statement 133 for interests in securitized financial assets. It also allows the preparer to elect fair value measurement at acquisition, at issuance or when a previously recognized financial instrument is subject to a remeasurement event. We do not expect the adoption of this statement will have a material impact on our results of operations or financial position.

NOTE 6 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. FIN 48 also prescribes a method for computing the tax benefit positions to be recognized in the financial statements. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is a development stage company and as such, deferred tax assets arising from net operating loss carryforwards were fully offset by a deferred tax valuation reserve resulting in no current or deferred income tax expenses or benefits for the period ended September 30, 2006.

NOTE 7 - INCOME TAXES

Components of deferred tax assets consisted of the following:

Deferred tax asset
Net operating loss carryforward	$454,000
Less: Valuation allowance	(454,000)
Net deferred tax asset	$0

At September 30, 2006, the Company had approximately $1,135,000 of net operating loss carryforwards which expire in 2021.

Item 2: Management’s Discussion and Analysis and Plan of Operation

Forward Looking Statements

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. This Quarterly Report includes statements regarding our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished. These forward looking statements can be identified by the use of terms and phrases such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.). Items contemplating or making assumptions about, actual or potential future sales, market size, collaborations, and trends or operating results also constitute such forward-looking statements.

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

The following discussion should be read in conjunction with the attached financial statements and notes thereto. Except for the historical information contained herein, the matters discussed below are forward-looking statements that involve certain risks and uncertainties.

Overview

The Company is a development stage company that is engaged in product development and pre-operational activities since its formation and has no operating history as a producer of ethanol. The Company has had no revenues since inception. The Company is planning to engage in the business of constructing, owning, and operating fuel grade ethanol plants in the Midwest corn-belt. The ethanol expected to be produced by the plants is intended to be used by refineries or blenders and ultimately blended with gasoline fuel for internal combustion engines. Additionally, the Company anticipates that the plants will be designed to produce dried distilled grains (“DDGs”), which are used in the manufacture of various animal feeds and carbon dioxide.

The Company intends to complete permitting for two corn-based ethanol plants by the first quarter of 2007 and anticipates opening these plants for commercial production by Fall, 2008. The Company expects each plant to produce nearly 200 ethanol freight-train cars per week, acting as a consistent pipeline to the end blender or refinery, and 140 freight-train cars per week of DDGs.

Item 2: Management’s Discussion and Analysis and Plan of Operation (Continued)

The Company has earned no revenues to date and its current capital and other existing resources will be sufficient only to provide a limited amount of working capital. We will require additional capital to implement our business plans and may be unable to obtain the additional capital.

The Company’s business strategy and anticipated competitive advantage is to produce ethanol at the lowest cost by:

•	Coal fired plants for distillation energy as compared to natural gas fired plants. No supply contracts for coal or natural gas have been secured at this time.

•	Significant economies of scale with identical plants each producing greater than 110 million gallons of ethanol per year.

•	Unit train economics whereby both ethanol and DDGs are shipped in unit trains with dedicated power compared to single car shipments.

•	Lowest cost producer status by way of spreading more fixed costs over more gallons, using coal, and operating the plant with similar labor requirements as a 50 million gallon plant.

Our ability to continue as a going concern is dependent upon obtaining the necessary financing to acquire, construct, or enter into other venture activities and generate profitable operations from our ethanol facilities in the future. Our financial statements as at and for the period ended September 30, 2006 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We expect to incur substantial expenditures to further our capital investment programs and our cash flow from operating activities may not be sufficient to satisfy our current obligations and meet our capital investment objectives.

To address our ability to continue as a going concern, we intend to raise additional capital through the sale and issuance of common shares and debt financing. We also plan to expand our portfolio of production, development, and distribution opportunities using additional capital raised and cash provided by future operating activities.

The Company had no ethanol operations in the third quarter of 2006, and therefore no operating or material capital expenditures for the period. General and administrative expenditures for the three and nine months ended September 30, 2006 totaled $1,174,149 and $1,224,043, respectively.

Merger

On June 19, 2006 (the “Closing Date”), the Company, Acquisition Sub, a wholly owned subsidiary of the Company, and Beemer entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) by which Acquisition Sub merged with and into Beemer, with Beemer remaining as the surviving corporation and a wholly-owned subsidiary of the Company. Prior to their entry into the Merger Agreement, no material relationship existed among the parties to the Merger Agreement.

On the Closing Date, the holders of Beemer’s 100 shares of issued and outstanding capital stock before the Merger (“Beemer Stockholders”) surrendered all of their issued and outstanding capital stock of Beemer and received 12,900,000 shares of common stock of the Company, par value $0.0001 per share (“Common Stock”). The stockholders of the Company before the Merger (“Alternative Energy Stockholders”) retained 15,000,009 shares of Common Stock. As a result of the Merger and the Offering (described below), the Alternative Energy Stockholders now own approximately 37.04% of the issued and outstanding shares of Common Stock and the Beemer Stockholders, investors in the Offering and a finder that received shares of Common Stock in connection with the Merger and the Offering own approximately 63.96% of the Company’s issued and outstanding Common Stock.

Item 2: Management’s Discussion and Analysis and Plan of Operation (Continued)

The Merger Agreement contained customary representations, warranties and covenants of Beemer, the Company and, as applicable, Acquisition Sub, for like transactions. Breaches of representations and warranties are secured by customary indemnification provisions. The Merger Agreement contained a post-closing adjustment to the number of shares of Common Stock issued to the Beemer Stockholders in an amount up to 2,000,000 shares of Common Stock issued on a pro rata basis for any breach of the Merger Agreement by the Company discovered during the two year period following the Closing Date.

The Merger was treated as a reverse merger for financial accounting purposes. Accordingly, the historical financial statements of the Company before the Merger are replaced with the historical statements of Beemer before the Merger in all subsequent filings with the SEC.

Private Placement Offering

Concurrently with the consummation of the Merger on the Closing Date, the Company closed a private offering of 12,000,000 units (“Units”), each Unit consisting of one share of the Company’s Common Stock and a warrant to acquire one share of Common Stock for five years at an exercise price of $2.00 per share (the “Offering”). On the Closing Date, the investors in the Offering collectively purchased 12,000,000 Units for total consideration of $12,000,000, pursuant to Subscription Agreements entered into by the Company and each investor in the Offering dated as of the Closing Date.

Broadmoor Capital Partners, LLC was issued 600,000 shares of Common Stock as a finder’s fee in connection with the Merger and the Offering. Canaccord Capital Corporation received $350,000 as a fee for fiscal advisory services rendered in connection with the Offering.

The sale of Units in the Offering was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506 of Regulation D as promulgated by the SEC. The Units were offered and sold only to “accredited investors,” as that term is defined under Rule 501 of Regulation D.

All securities issued in connection with the Offering are restricted securities and will be subject to all applicable resale restrictions specified by federal and state securities laws.

Pursuant to a Registration Rights Agreement among the Company and the investors in the Offering dated as of the Closing Date, the Company committed to file a registration statement covering the Common Stock issued in connection with the Offering, including the Common Stock underlying the warrants, within 120 days from the Closing Date. The Company filed its registration statement October 11, 2006. In addition, the Company agreed to use reasonable efforts to cause such registration statement to become effective no later than 120 days after the date filed. The Company shall maintain the effectiveness of this registration statement through the first anniversary of the Closing Date and shall use its best efforts to maintain the effectiveness through the second anniversary of the date the registration statement is declared effective by the SEC or until the holding period of Rule 144(k), promulgated under the Securities Act, has been satisfied for the investors in this Offering with respect to all of their shares, whichever is earlier. The Registration Rights Agreement provides that the Company will be liable for customary penalties if the registration statement is not effective on the date by which the Company is required to cause it to become effective.

Item 2: Management’s Discussion and Analysis and Plan of Operation (Continued)

Plan of Operations

The Company intends to complete permitting for two corn-based ethanol plants in Iowa and Illinois by the first quarter of 2007 and anticipates opening these plants for commercial production by Fall, 2008. These two plants will require that we raise additional financing in order to implement our business plan and we may be unable to obtain the additional capital or secure the financing on commercially viable terms. In addition to the two plants mentioned above, we intend to pursue new ventures, possible acquisitions and development of additional greenfield plants that may add ethanol production and distribution opportunities. There is no assurance these additional opportunities will be available, or if we participate in additional opportunities, that those opportunities will be successful. These potential new business opportunities will require equity and/or debt financing and there can be no assurance we will be able to obtain the capital or secure the financing on commercially viable terms.

We have not entered into any commodity derivative arrangements or hedging transactions. We may, however, enter into such transactions in conjunction with future financings.

The Company anticipates an increase in general and administrative expenses to approximately $150,000 per month in the last quarter of 2006 and the first half of 2007.

Results of Operations for 2006

Operating Revenues

The Company is a development stage business engaged in product development and pre-operational activities and therefore has had no revenues since inception.

Cost of Sales and Gross Profit

The Company is a development stage business engaged in product development and pre-operational activities and therefore has had no revenues since inception.

General and Administrative Expenses

The Company expended $1,224,043 since inception through September 30, 2006 consisting mostly of payroll, investor relations, advertising, professional services and consulting, travel and stock based compensation expenses.

Investment and Other Income

The Company has engaged a professional money management firm to invest its cash balances in highly liquid financial instruments. The earnings from these investments are included in this category on the financial statements.

Net Income (Loss) Available to Common Shares

The Company is a development stage business engaged in product development and pre-operational activities and therefore has had no revenues since inception.

Item 2: Management’s Discussion and Analysis and Plan of Operation (Continued)

Liquidity and Capital Resources

Liquidity

During the period from inception to September 30, 2006, we funded our operating expenditures from cash balances which were received through the Offering. Our cash balance at September 30, 2006 was $325,101.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as described in Item 303(c) of Regulation S-B, promulgated by the SEC.

CRITICAL ACCOUNTING ESTIMATES

Use of Estimates

The preparation of financial statements under GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NEW ACCOUNTING PRONOUCEMENTS

In September 2005, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty. This issue addresses the question of when it is appropriate to measure purchases and sales of inventory at fair value and record them in cost of sales and revenues and when they should be recorded as exchanges measured at the book value of the item sold. The EITF concluded that purchases and sales of inventory with the same counterparty that are entered into in contemplation of one another should be combined and recorded as exchanges measured at the book value of the item sold. The consensus should be applied to new arrangements entered into and modifications or renewals of existing agreements, beginning with the second quarter of 2006. We do not expect the adoption of this statement will have a material impact on our results of operations or financial position.

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140. This statement resolves issues addressed in Statement 133 Implementation Issue No. D1 “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This implementation guidance indicated that entities could continue to apply guidance related to accounting for beneficial interests in paragraphs 14 and 362 of Statement 140, which indicate that any security that can be contractually prepaid or otherwise settled in such a way that the holder of the security would not recover substantially all of its recorded investment should be subsequently measured like investments in debt securities classified as available for sale or trading, and may not be classified as held to maturity. Also, Implementation Issue D1 indicated that holders of beneficial interests in securitized financial assets that are not subject to paragraphs 14 and 362 of Statement 140 are not required to apply Statement 133 to those beneficial interests, pending further guidance. Statement 155 eliminates the exemption from Statement 133 for interests in securitized financial assets. It also allows the preparer to elect fair value measurement at acquisition, at issuance or when a previously recognized financial instrument is subject to a remeasurement event. We do not expect the adoption of this statement will have a material impact on our results of operations or financial position.

Item 2: Management’s Discussion and Analysis and Plan of Operation (Continued)

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

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. FIN 48 also prescribes a method for computing the tax benefit positions to be recognized in the financial statements. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is a development stage company and as such, deferred tax assets arising from net operating loss carryforwards were fully offset by a deferred tax valuation reserve resulting in no current or deferred income tax expenses or benefits for the period ended September 30, 2006.

Item 3. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not aware of any legal proceedings contemplated by any governmental authority or any other party involving the Company or its properties. As of the date of this report, no director, officer or affiliate is a party adverse to the Company in any legal proceeding or has an adverse interest to the Company in any legal proceedings. The Company is not aware of any other legal proceedings pending or that have been threatened against the Company or its properties.

Item 2. Unregistered Sales of Equity Securities & Use of Proceeds

None.

Item 3. Defaults on Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed with or incorporated as part of this report as required by Item 601 of Regulation S-B:

Exhibit No.	Description	Reference

10.1	Employment Agreement between the Company and Dr. John A. Ward dated September 20, 2006.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2006 (File No. 000-51762).

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTERNATIVE ENERGY SOURCES, INC.

Date: November 13, 2006

/s/ Mark Beemer
By: Mark Beemer Its: Chief Executive Officer

Date: November 13, 2006

/s/ John Holland
By: John Holland Its: Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Reference

10.1	Employment Agreement between the Company and Dr. John A. Ward dated September 20, 2006.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2006 (File No. 000-51762).

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith.