Form 10QSB/A
period 2006-09-30
ALTERNATIVE ENERGY SOURCES INC
filed 2007-01-25
CIK 1175867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
(AMENDMENT NO. 1)

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

Yes ☐  No ☒

EXPLANATORY NOTE

Alternative Energy Sources, Inc. (“MRU” or the “Company”) timely filed its Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2006 (the “Quarterly Report”) with the Securities and Exchange Commission on November 14, 2006. On January 24, 2007 the Company concluded, based on the recommendations of the Company’s management and independent auditors, that the Company should restate its previously issued financial statements for the fiscal quarter ended September 30, 2006.

The restatement is being made to add clarity in the footnote disclosure in Item 1, with regard to the private placement offering set forth in Note 4. No amounts have changed in the financial statements.

This Amendment No. 1 to the Quarterly Report on Form 10-QSB (“Amendment No. 1”) is being filed for the purpose of amending Items 1 and 3 of Part I of the Quarterly Report. Additionally, pursuant to the rules of the SEC, Item 6 of Part II of the Quarterly Report has been amended to contain currently dated certifications of the Company’s chief executive officer and chief financial officer. As required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002, the certifications of our chief executive officer and chief financial officer are attached to this Amendment No. 1 as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except as described above, no other amendments are being made to the Quarterly Report. All other Items of the original filing on Form 10-QSB made on November 14, 2006 are unaffected by this Amendment No. 1 and such Items have not been included in this Amendment No. 1. This Amendment No. 1 does not reflect events occurring after the September 30, 2006 date of the Quarterly Report or modify or update the disclosure contained in the Quarterly Report in any way other than as required to reflect the amendments discussed above and reflected below. This Amendment No. 1 should be read in conjunction with the Company’s filings made with the SEC subsequent to the original filing of the Quarterly Report, as information in such filings may update or supersede certain information contained in this Amendment No. 1.

i

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

Restatement

This restatement adds clarity to the footnote disclosure with regard to the private placement offering set forth in Note 4. No amounts have changed in the financial statements.

Nature of Business, Organization and Basis of Presentation

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

The Company’s Registration Rights Agreement provides that the Company will be liable for customary penalties if the registration statement is not effective on the date by which the Company is required to cause it to become effective. Such penalties include a payment to each purchaser with registrable securities, as partial liquidated damages for the minimum amount of damages at a rate equal to 1% of the purchase price per share of registrable securities then held by a purchaser, monthly, for each calendar month of the default period. Such liquidated damages shall be paid only with respect to that portion of the purchaser’s registrable securities that cannot be immediately resold in reliance on Rule 144.

The Company believes that the maximum amount of liquidated damages that it may be required to pay under the Registration Rights Agreement represents less than the fair estimate of the difference in value between a registered and an unregistered share of our common stock. The Company considered EITF 05-4 regarding the treatment of the registration rights and liquidated damages claims in the warrants and the Registration Rights Agreement. Additionally, the Company considered Issue Summary No. 1 for the June 15-16, 2005 Meeting of the Emerging Issues Task Force of the Financial Accounting Standards Board (“Issue Summary No. 1”).

The Company has adopted View A from Issue Summary No. 1, and considers that the registration rights agreement and the warrants the Company has issued should be considered together as a unit and analyzed under Issue 00-19 of the Emerging Issues Task Force (“Issue 00-19”). Since the maximum potential liquidated damages penalty payable by the Company in cash is less than a reasonable estimate of the difference in fair value between registered and unregistered shares of our common stock, the combined instrument may be classified as equity under Issue 00-19.

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

Item 3.  Controls and Procedures.

Our Chief Executive Officer and our Chief Financial Officer had previously evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. Based on this evaluation, they had previously concluded that our disclosure controls and procedures were effective, as of that date.

In connection with this filing on Form 10-QSB/A, our Chief Executive Officer and Chief Financial Officer reevaluated our disclosure controls and procedures and concluded that they were effective as of September 30, 2006 as described above. In reaching this conclusion, they considered the impact of the restatement of our Notes to financial results set forth herein.

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

ALTERNATIVE ENERGY SOURCES, INC.

Date: January 25, 2007

/s/ Mark Beemer
By: Mark Beemer Its: Chief Executive Officer
(Principal Executive Officer)

Date: January 25, 2007

/s/ John Holland
By: John Holland Its: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

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