Form 10KSB
period 2006-12-31
ALTERNATIVE ENERGY SOURCES INC
filed 2007-04-02
CIK 1175867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO
SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission file number:  000-51762

ALTERNATIVE ENERGY SOURCES, INC.
(Name of Small Business Issuer in its charter)

Delaware	74-3038728
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

310 West 20th
Kansas City, Missouri 64108Street
(Address of Principal Executive Offices)

(816) 842-3835
(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, par value $.0001

Check whether the issuer in not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Yes ☒  No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

State issuer’s revenues for its most recent fiscal year: _____$0_____

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

$ 22,595,932 as of March 22, 2007

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

40,500,009 on March 22, 2007

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be filed within 120 days of December 31, 2006, pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the Annual Meeting of Stockholders to be held May 10, 2007 have been incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (Check one):  Yes ☐  No ☒

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-KSB contains forward-looking statements regarding our business, financial condition, results of operations, performance and prospects. All statements that are not historical or current facts are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks, uncertainties and other factors, many of which may be beyond our control, that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events, are based on assumptions and are subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed from time to time with the Securities and Exchange Commission, known as the Commission, that advise interested parties of the risks and factors that may affect our business.

Since our common stock may be considered a “penny stock,” we are ineligible to rely on the safe harbor for forward looking statements provided by Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

PART I

ITEM 1. DESCRIPTION OF BUSINESS

In this Form 10-KSB, “Alternative Energy,” the “Company,” “we,” “us,” and “our” refer to Alternative Energy Sources, Inc., a Delaware corporation, and its subsidiaries taken as in whole, unless the context requires otherwise.

We are a development stage company which plans to engage in the business of constructing, owning and operating fuel grade ethanol plants in the Midwest corn belt. The ethanol expected to be produced by the plants is intended to be used by refineries or blenders and ultimately blended with gasoline fuel for internal combustion engines. Additionally, we anticipate that the plants will be designed to produce dried distilled grains (DDGs), which are used in the manufacture of various animal feeds and CO2 (carbon dioxide). Our operations will substantially be the operations of Beemer Energy, Inc., our wholly-owned subsidiary.

By the end of the second quarter of 2007, we intend to complete permitting for three corn-based ethanol plants in Iowa or Illinois and anticipate opening one plant for commercial production by the end of 2008 and the other two plants in the first half of 2009. We expect each plant to produce nearly 200 ethanol freight-train cars per week, acting as a consistent pipeline to the end blender or refinery, and 140 freight-train cars per week of DDGs. We are led by a seasoned management team who are experienced in grain trading, railroad negotiations, logistical economics, risk management, and acquisitions.

We have no operating history as a producer of ethanol, and to date have not constructed any ethanol plants. We have not earned any revenues to date. Our current capital and other existing resources will be sufficient to provide us with only a limited amount of working capital. We will require additional capital to continue to implement our business plans, which we may be unable to obtain.

On June 19, 2006, Alternative Energy Sources, Inc., Beemer Acquisition Corp., our wholly owned subsidiary, and Beemer Energy, Inc., a Delaware corporation, executed a Merger Agreement and Plan of Reorganization. On the closing date of the merger, Beemer Acquisition Corp. merged with and into Beemer Energy, Inc., with Beemer Energy, Inc. remaining as the surviving corporation and our wholly-owned subsidiary. Also on the closing date of the merger, the holders of Beemer Energy Inc.’s issued and outstanding capital stock before the merger surrendered all of their issued and outstanding capital stock of Beemer Energy, Inc. and received 12,900,000 shares of our common stock, par value $0.0001 per share. Our stockholders before the merger retained 15,000,000 shares of our common stock.

Beemer Energy, Inc. was a privately held company formed on May 10, 2006 to serve as a vehicle to effect a merger with a publicly held company. Our primary operations are now those of Beemer Energy, Inc.

We have announced plans to construct three ethanol plants, one in Iowa and two in Illinois. On August 15, 2006, we announced our plans to build a 110-million gallon ethanol plant in Boone County, Iowa, adjacent to a railroad line. We have begun the permitting process for the Boone County plant through the Iowa Department of Natural Resources, and anticipate that the plant will be operational by the fall of 2008. On August 21, 2006, we announced our plans to build a 110-million gallon ethanol plant in Kankakee, Illinois. The plant’s location is expected to be adjacent to the Canadian National / Illinois Central railroad line and abutting Interstate 57, which we anticipate will facilitate rail and truck transportation of the product from the facility. Construction on the Kankakee plant is expected to begin in the summer of 2007, and we anticipate that the plant will be operational in the first half of 2009. On October 23, 2006, we announced plans to construct a 110-million gallon ethanol plant in Greenville, Illinois. The Greenville plant is expected to be adjacent to the CSX and BNSF main railroad lines, and close to Interstates 55 and 70. We have optioned 100 acres in Greenville for the site of the plant. Construction is planned to commence within the next year, and we plan to have this plant operational in the first half of 2009.

Our business strategy and anticipated competitive advantage is to produce ethanol at the lowest cost by:

•	Biomass fired plants for distillation energy as compared to natural gas fired plants. No supply contracts for biomass or natural gas have been secured as of this time.
•	Significant economies of scale with identical plants each producing greater than 110 million gallons of ethanol per year.
•	Unit train economics whereby both ethanol and DDGs are shipped in unit trains with dedicated power compared to single car shipments.
•	Lowest cost producer status by way of spreading more fixed costs over more gallons, using biomass, and operating the plant with similar labor requirements as a 50-million gallon plant.

Our planned ethanol plants are intended to be situated to take advantage of railroad and interstate highway access. In addition, we plan to locate our plants in the “cornbelt” of the Midwestern United States, to be near a major source of our raw material inputs.

Where the railroads support the loading of unit trains, we expect each plant to load a unit train of ethanol approximately every nine days, acting as a consistent pipeline to the end blender or refinery, and to load a unit train of DDGs approximately once a week.

We intend to seek to mitigate our exposure to commodity price fluctuations by purchasing forward a portion of our corn requirements on a fixed price basis and by purchasing corn and natural gas futures contracts. To mitigate ethanol price risk, we intend to sell a portion of our production forward under fixed price and indexed contracts. The indexed contracts are typically referenced to a futures contract such as unleaded gasoline on the NYMEX, and we may hedge a portion of the price risk associated with index contracts by selling exchange-traded unleaded gasoline contracts. We believe our proposed strategy of managing exposure to commodity price fluctuations will reduce somewhat the volatility of our results.

The U.S. ethanol market is highly competitive. According to the Renewable Fuels Association (“RFA”), world ethanol production rose to 12 billion gallons in 2005. Non-U.S. ethanol accounted for 65% of world production. The U.S. and Brazil are the world’s largest producers of ethanol. As of December 2006, industry capacity in the U.S. approximated 5.6 billion gallons per year (“BGY”), with an additional 6.4 BGY of capacity under new construction or expansion of existing facilities. The ethanol industry in the U.S. consists of more than 114 production facilities and is primarily corn based, while the Brazilian ethanol production is primarily sugar cane based. According the RFA, the top 12 U.S. producers currently account for 47% of the ethanol production capacity in the U.S.

The industry is otherwise highly fragmented, with many small, independent firms and farmer-owned cooperatives constituting the rest of the market. If we follow our current plan, we will compete with our competitors primarily on a national basis.

We believe that our ability to compete successfully in the ethanol production industry depends on many factors, but we are principally relying on our strategy to be among the lowest-cost producers.

With respect to DDGs, we are likely to compete with other ethanol producers, as well as a number of large and smaller suppliers of competing animal feed. We believe that we will be able to successfully compete based on our product’s price, proximity to purchasers and quality.

We will be subject to various federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground; the generation, storage, handling, use, transportation and disposal of hazardous materials; and the health and safety of our employees. These laws, regulations and permits also can require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, natural resource damage, criminal sanctions, permit revocations and/or facility shutdowns. We do not anticipate a material adverse effect on our business or financial condition as a result of our efforts to comply with these requirements. We also do not expect to incur material capital expenditures for environmental controls in this or the succeeding fiscal year.

As of December 31, 2006, we had seven full time employees who are responsible for companywide management, marketing, project management, logistics and administration. If we are successful in obtaining financing, thus allowing us to execute the business plan, we anticipate an increase in employees of up to 25 full time equivalents by the end of 2007.

Alternative Energy Sources, Inc. was incorporated on April 8, 2002 as a development stage company that planned to profit by providing consulting services and selling wind energy power systems to the residential, agricultural and small business sectors throughout Washington, Idaho, Montana, and Oregon.

In the 3rd quarter of 2004, the Company stated on Form 10-QSB that it was changing its business plan from focusing on business opportunities within the alternative energy marketplace to identifying and pursuing the development of a new business plan and direction for the Company. The reason for the change of direction was based upon the Company’s inability to raise proceeds or generate revenue from its proposed business plan. Since August 19, 2004, the Company’s only activities have been organizational ones. The Company had not commenced any commercial operations or material operating activities and had no revenues or income from the date of inception through the date of reorganization in June of 2006.

RISK FACTORS

Risks Related to our Business

We are a development stage company with no operating history as a producer of ethanol.

We have no operating history in our contemplated ethanol production business and, to date, have not earned any revenues. We have announced plans to construct three ethanol plants, but have not begun construction on any of the plants. Accordingly, it may be difficult for investors to evaluate our business prospects.

Our business is dependent on the implementation of our business plan, including our ability to make future investments. There can be no assurance that our efforts will ultimately be successful or result in revenues or profits. There is no assurance that investors will not lose their entire investment.

Moreover, our prospects must be considered in light of the risks and uncertainties encountered by an early-stage company and in rapidly evolving markets, such as the ethanol market, where supply and demand may change significantly in a short amount of time. Some of these risks relate to our potential inability to:

•	effectively manage our contemplated business and operations;
•	recruit and retain key personnel;
•	successfully create and maintain the low-cost structure we envision as we expand the scale of our business;
•	manage rapid growth in personnel and operations;
•	develop new products that complement our contemplated business; and
•	successfully address the other risks described throughout this report.

If we cannot successfully address these risks, our contemplated business and the results of our contemplated operations and financial position would suffer.

We may be substantially dependent on a limited number of facilities, and any operational disruption could result in a reduction of sales volume and could cause us to incur substantial losses.

Most of our anticipated revenues are and will continue to be derived from the sale of ethanol and the related co-products that we plan to produce. We recently announced plans to construct three ethanol plants, with construction beginning in 2007. Once commenced, our anticipated operations may be subject to significant interruption if any of our facilities experience a major accident or are damaged by severe weather or other natural disasters. In addition, our operations may be subject to labor disruptions and unscheduled downtime, or other operational hazards inherent in the ethanol industry, such as equipment failures, fires, explosions, abnormal pressures, blowouts, pipeline ruptures, transportation accidents and natural disasters. Some of these operational hazards may cause personal injury or loss of life, severe damage to or destruction of property and equipment or environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties. The insurance that we plan to obtain, if obtained, may not be adequate to fully cover the potential operational hazards described above.

We may not be able to implement our business plan for acquisitions and expansion as planned or at all; we may not have and may not receive the necessary funds for our planned ethanol plant construction.

We plan to grow our contemplated business by investing in new or existing facilities. In August, 2006 we announced plans to construct two ethanol plants - one in Iowa and one in Illinois. In October, 2006 we announced plans to construct one additional ethanol plant in Illinois. We believe that there is increasing competition for suitable sites. Therefore, we may not find suitable additional sites for construction of new facilities or other suitable expansion opportunities.

We may need financing to implement our business strategies and we may not have access to the funding required or such funding may not be available to us on acceptable terms. As of December 31, 2006, our cash reserves were $304,266 and we had an additional $6.8 million invested in liquid instruments, including money-market, 30-day municipal auction rate certificates and auction rate preferred certificates. The funds we hold in cash reserves and liquid investments are not sufficient to fund our three announced ethanol plants, nor are they sufficient to fund additional acquisition or construction activities. We will therefore likely finance the expansion of our business with additional indebtedness or by issuing additional equity securities. We could face financial risks associated with incurring additional indebtedness, such as reducing our liquidity and access to financial markets and increasing the amount of cash flow required to service such indebtedness, or associated with issuing additional stock, such as dilution of ownership and earnings.

We must also obtain numerous regulatory approvals and permits in order to construct and operate additional or expanded facilities. These requirements may not be satisfied in a timely manner or at all. In addition, we may be adversely affected by environmental, health and safety laws, regulations and liabilities. Satisfaction of these federal and state governmental requirements may substantially increase our costs, which could have a material adverse effect on the results of our contemplated operations and financial position. Our contemplated expansion plans may also result in other unanticipated adverse consequences, such as diverting management’s attention from our existing operations.

Our anticipated construction costs may also increase to levels that would make a new facility too expensive to complete or unprofitable to operate. Contractors, engineering firms, construction firms, and equipment suppliers also receive requests and orders from other ethanol companies and, therefore, we may not be able to secure their services or products on a timely basis or on acceptable financial terms. We may suffer significant delays or cost overruns as a result of a variety of factors, such as shortages of workers or materials, transportations constraints, adverse weather, unforeseen difficulties or labor issues, any of which could prevent us from commencing operations as expected at our facilities.

Accordingly, we may not be able to implement our acquisition or expansion strategy as planned or at all. We may not find additional appropriate sites for new facilities and we may not be able to finance, construct, develop, or operate these new or expanded facilities successfully.

Potential future acquisitions could be difficult to find and integrate, divert the attention of key personnel, disrupt business, dilute shareholder value and adversely affect financial results.

As part of our business strategy, we may consider acquisitions of building sites, production facilities, storage or distribution facilities and selected infrastructure. We may not find suitable acquisition opportunities.

Acquisitions involve numerous risks, any of which could harm our contemplated business, including:

•
difficulties in integrating the operations, technologies, products, existing contracts, accounting processes and personnel of the target and realizing the anticipated synergies of the combined businesses;

•	difficulties in supporting and transitioning customers, if any, of the target company or assets;
•	diversion of financial and management resources from existing operations;
•	the price paid or other resources devoted may exceed the value we realize, or the value to be realized if we had allocated the purchase price or other resources to another opportunity;
•	risks of entering new markets or areas in which we have limited or no experience;
•	potential loss of key employees, customers and strategic alliances from our contemplated business or the business of the target;
•	assumption of unanticipated problems or latent liabilities, such as problems with the quality of the products of the target; and
•	inability to generate sufficient revenue to offset acquisition costs.

Acquisitions also frequently result in the recording of goodwill and other intangible assets which are subject to potential impairments in the future that could harm our financial results. In addition, if we finance acquisitions by issuing convertible debt or equity securities, our existing shareholders may be diluted, which could affect the market price of our common stock. As a result, if we fail to properly evaluate acquisitions or investments, we may not achieve the anticipated benefits of any such acquisitions and we may incur costs in excess of what we anticipate. The failure to successfully evaluate and execute acquisitions or investments or otherwise adequately address these risks could materially harm our business and financial results.

We may be unable to obtain additional capital that we will require to implement our business plan, which could restrict our ability to grow.

We expect that our current capital and our other existing resources will be sufficient only to provide a limited amount of working capital. We estimate that we will require $750 million to construct the three plants (one in Iowa and two in Illinois) that we currently plan to build. We may be unable to obtain additional capital required. Furthermore, an inability to maintain capital may damage our reputation and credibility with industry participants in the event we cannot close publicly announced transactions.

Future acquisitions and production costs, development, production and marketing activities, as well as our administrative requirements (such as salaries, insurance expenses and general overhead expenses, as well as legal compliance costs and accounting expenses) will require a substantial amount of additional capital and cash flow. We plan to pursue sources of additional capital through various financing transactions or arrangements, including joint venturing of projects, debt financing, equity financing or other means. We may not be successful in locating suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means. If we do not succeed in raising additional capital, our current capital resources may not be sufficient to fund our operations going forward without obtaining additional capital financing, though we believe that, without factoring in the costs of constructing our three announced ethanol plants, we have sufficient capital to fund our operations through fiscal year 2007.

Any additional capital raised through the sale of equity may dilute the ownership percentages of existing stockholders. This could also result in a decrease in the fair market value of our equity securities because our assets would be owned by a larger pool of outstanding equity. The terms of securities we issue in future capital transactions may be more favorable to our new investors, and may include preferences, superior voting rights and the issuance of warrants or other derivative securities, and issuances of incentive awards under equity employee incentive plans, which may have a further dilutive effect.

Our ability to obtain needed financing may be impaired by such factors as the capital markets (both generally and in the ethanol industry in particular), our status as a new enterprise without a demonstrated operating history, the location of our facilities, the prices of ethanol and the raw materials needed to produce ethanol on the commodities markets (which will impact the amount of asset-based financing available to us) and/or the loss of key management. Further, if ethanol prices on the commodities markets decrease, then our revenues will likely decrease, and such decreased revenues may increase our requirements for capital. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs (even to the extent that we reduce our operations), we may be required to cease our operations.

We may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which may adversely impact our financial condition.

We may not be able to effectively manage our growth, which may harm our profitability.

Our strategy envisions expanding our business. If we fail to effectively manage our growth, our financial results could be adversely affected. Growth may place a strain on our management systems and resources. We must continue to refine and expand our business development capabilities, our systems and processes and our access to financing sources. As we grow, we must continue to hire, train, supervise and manage new employees. We cannot assure investors that we will be able to:

•	meet our capital needs;
•	expand our systems effectively or efficiently or in a timely manner;
•	allocate our human resources optimally;
•	identify and hire qualified employees or retain valued employees; or
•	incorporate effectively the components of any business that we may acquire in our effort to achieve growth.

If we are unable to manage our growth, our operations and our financial results could be adversely affected by inefficiency, which could diminish our profitability.

We are dependent upon our officers for management and direction, and the loss of any of these persons could adversely affect our contemplated operations and results.

We are dependent upon our executive officers, specifically, Mark Beemer, our Chairman and Chief Executive Officer, Lee Blank, our President and Chief Operating Officer, John Ward, our Executive Vice President and Director of Operations, and John Holland, our Executive Vice President and Chief Financial Officer, for implementation of our proposed expansion strategy and execution of our contemplated business. The loss of any of our officers could have a material adverse effect upon the results of our contemplated operations and financial position. We do not maintain “key person” life insurance for any of our officers. The loss of any of our officers could delay or prevent the achievement of our contemplated business objectives.

Our management team does not have extensive experience in public company matters, which could impair our ability to comply with legal and regulatory requirements.

Our management team has had limited U.S. public company management experience or responsibilities, which could impair our ability to comply with legal and regulatory requirements such as the Sarbanes-Oxley Act of 2002 and applicable federal securities laws including filing required reports and other information required on a timely basis. There can be no assurance that our management will be able to implement and affect programs and policies in an effective and timely manner that adequately respond to increased legal, regulatory compliance and reporting requirements imposed by such laws and regulations. Our failure to comply with such laws and regulations could lead to the imposition of fines and penalties and further result in the deterioration of our business.

We may not be able to continue as a going concern.

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have a history of operating losses that are likely to continue in the future. Our significant losses from operations and our dependence on equity and debt financing raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Our operations must begin to provide sufficient revenues to improve our working capital position. Additionally, we will require additional capital to construct ethanol production facilities and commence our planned operations. If we are unable to raise additional capital we may need to revise our business plan, reduce the scope of our planned operations or discontinue our operations.

Risks Related to our Industry

Our anticipated results may be substantially dependent on commodity prices, especially prices for corn, natural gas, ethanol, and unleaded gasoline.

As a result of the volatility of the prices for commodities, anticipated results may fluctuate substantially and we may experience periods of declining prices for our products and increasing costs for our raw materials, which could result in operating losses. Although we may attempt to offset a portion of the effects of fluctuations in prices by entering into forward contracts to supply ethanol or purchase corn, natural gas or other items or by engaging in transactions involving exchange-traded futures contracts, the amount and duration of these hedging and other risk mitigation activities may vary substantially over time and these activities also involve substantial risks.

Our contemplated business is likely to be highly sensitive to corn prices and we generally will be unable to pass on increases in corn prices to our customers.

The principal raw material we expect to use to produce ethanol and co-products, including dry and wet distillers grains, is corn. As a result, changes in the price of corn can significantly affect our contemplated business. In general, rising corn prices produce lower profit margins. Because ethanol competes with non-corn-based fuels, we are not likely to be able to pass along increased corn costs to customers. At certain levels, corn prices may make ethanol uneconomical to use in fuel markets.

Weather conditions and other factors affecting crop yields, farmer planting decisions, and general economic, market and regulatory factors all influence the price of corn. Government policies and subsidies with respect to agriculture and international trade, and global and local demand and supply also impact the price. The significance and relative effects of these factors on the price of corn are difficult to predict. Any event that tends to negatively affect the supply of corn, such as adverse weather or crop disease, could increase corn prices and potentially harm our business. In addition, ethanol producers may also have difficulty, from time to time, in physically sourcing corn on economical terms due to supply shortages. Such a shortage could require us to suspend our contemplated operations until corn becomes available at acceptable terms, which would have a material adverse effect on our business, results of operations and financial position. The price paid for corn at a facility could increase if an additional ethanol production facility is built in the same general vicinity.

The spread between ethanol and corn prices can vary significantly, and the recent high levels of these spreads are unlikely to remain.

The gross margin of our anticipated business depends principally on the spread between ethanol and corn prices. In recent periods, the spread between ethanol and corn prices has been at a historically high level, driven in large part by high oil prices and historically low corn prices. During 2005, however, this spread fluctuated widely and, because of the unusual degree of spread in current markets, fluctuations are likely to continue to occur. Any reduction in the spread between ethanol and corn prices, whether as a result of an increase in corn prices or a reduction in ethanol prices, would adversely affect our anticipated results of operations and financial position.

The market for natural gas is subject to market conditions that create uncertainty in the price and availability of the natural gas that the Company may use in our anticipated manufacturing process.

Our contemplated business may rely upon third parties for supplies of coal or natural gas or both, which is consumed in the manufacture of ethanol. The prices for and availability of coal and natural gas are subject to volatile market conditions. These market conditions often are affected by factors beyond our control, such as higher prices resulting from colder than average weather conditions and overall economic conditions. Significant disruptions in the supply of coal and natural gas could impair our ability to manufacture ethanol for our customers. Furthermore, increases in coal and natural gas prices or changes in coal and natural gas costs relative to natural gas costs paid by competitors could adversely affect our anticipated results of operations and financial position.

Fluctuations in the selling price and production cost of gasoline may reduce our anticipated profit margins, if profits are achieved.

Ethanol is marketed both as a fuel additive to reduce vehicle emissions from gasoline and as an octane enhancer to improve the octane rating of gasoline with which it is blended. As a result, ethanol prices are influenced by the supply and demand for gasoline and our anticipated results of operations and financial position may be materially adversely affected if gasoline demand or price decreases. Historically, the price of a gallon of gasoline has been lower than the cost to produce a gallon of ethanol. In addition, some of the sales contracts into which we may enter may provide for pricing on an indexed basis, so that the price we may receive for products sold under these arrangements will be adjusted as gasoline prices change.

Our anticipated business will be subject to seasonal fluctuations.

Our anticipated operating results are likely to be influenced by seasonal fluctuations in the price of our primary operating inputs, corn and coal or natural gas or both, and the price of our primary product, ethanol. The spot price of corn tends to rise during the spring planting season in May and June and tends to decrease during the fall harvest in October and November. The price for natural gas, however, tends to move opposite that of corn and tends to be lower in the spring and summer and higher in the fall and winter. In addition, ethanol prices are substantially correlated with the price of unleaded gasoline especially in connection with our indexed, gas-plus sales contracts. The price of unleaded gasoline tends to rise during each of the summer and winter. Given our lack of operating history, we do not know yet how these seasonal fluctuations will affect our results over time.

If we engage in hedging transactions and other risk mitigation strategies, those strategies could harm our financial results.

It is possible that, in an attempt to partially offset the effects of volatility of ethanol prices and corn and natural gas costs, we will enter into contracts to supply a portion of our ethanol production or purchase a portion of our corn or natural gas requirements on a forward basis and also engage in other hedging transactions involving exchange-traded futures contracts for corn, natural gas and unleaded gasoline from time to time. The price of unleaded gasoline also affects the price we receive for our ethanol under indexed contracts. The financial statement impact of these activities is dependent upon, among other things, the prices involved and our ability to sell sufficient products to use all of the corn and natural gas for which we have futures contracts. Hedging arrangements, if entered into, will also expose us to the risk of financial loss in situations where the other party to the hedging contract defaults on its contract or, in the case of exchange-traded contracts, where there is a change in the expected differential between the underlying price in the hedging agreement and the actual prices paid or received by us. Hedging activities can themselves result in losses when a position is purchased in a declining market or a position is sold in a rising market. A hedge position is often settled in the same time frame as the physical commodity is either purchased (corn and natural gas) or sold (ethanol). Hedging losses may be offset by a decreased cash price for corn and natural gas and an increased cash price for ethanol. If we do hedge, we may also vary the amount of hedging or other risk mitigation strategies we undertake, and we may choose not to engage in hedging transactions at all. As a result, our results of operations and financial position may be adversely affected by increases in the price of corn or natural gas or decreases in the price of ethanol or unleaded gasoline. As of the date of this report, we have not entered into any such hedging transactions.

Growth in the sale and distribution of ethanol is dependent on the changes to and expansion of related infrastructure which may not occur on a timely basis, if at all, and the Company’s contemplated operations could be adversely affected by infrastructure disruptions.

Substantial development of infrastructure will be required by persons and entities outside our control for our contemplated operations, and the ethanol industry generally, to grow. Areas requiring expansion include, but are not limited to:

•	additional rail capacity;
•	additional storage facilities for ethanol;
•	increases in truck fleets capable of transporting ethanol within localized markets;
•	expansion of refining and blending facilities to handle ethanol; and
•	growth in service stations equipped to handle ethanol fuels.

Substantial investments required for these infrastructure changes and expansions may not be made or they may not be made on a timely basis. Any delay or failure in making the changes to or expansion of infrastructure could hurt the demand or prices for our contemplated products, impede our delivery of those products, impose additional costs on us, or otherwise have a material adverse effect on our results of contemplated operations or financial position. Our contemplated business will be dependent on the continuing availability of infrastructure and any infrastructure disruptions could have a material adverse effect on our business.

New ethanol plants under construction or decreases in the demand for ethanol may result in excess U.S. production capacity.

According to the Renewable Fuels Association, (the “RFA”), domestic ethanol production capacity has increased from 1.9 billion gallons per year (“BGY”) as of January 2001 to an estimated 5.6 BGY at March 2007. During December 2006 ethanol was produced at a record level of 463 million gallons. The RFA estimates that, as of March 2007, approximately 6.4 BGY of additional production capacity is under construction. According to the RFA, at the end of December 2006, 114 ethanol refineries were in production. The RFA has reported that, according to information provided to it, there are numerous ethanol projects that are seeking financing. Excess capacity in the ethanol industry would have an adverse effect on our contemplated results of operations, cash flows, and financial position. In a manufacturing industry with excess capacity, producers have an incentive to manufacture additional products for so long as the price exceeds the marginal cost of production (i.e., the cost of producing only the next unit, without regard for interest, overhead or fixed costs). This incentive can result in the reduction of the market price of ethanol to a level that is inadequate to generate sufficient cash flow to cover costs.

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

We may not be able to compete effectively in the U.S. ethanol industry.

In the U.S., our contemplated business would compete with other corn processors, ethanol producers and refiners. As of November 2006, the top 12 producers accounted for at least 47% of the ethanol production capacity in the U.S. according to the RFA. A number of competitors are divisions of substantially larger enterprises and have substantially greater financial resources than we plan to have. Smaller competitors also pose a threat. Farmer-owned cooperatives and independent firms consisting of groups of individual farmers and investors have been able to compete successfully in the ethanol industry. These smaller competitors operate smaller facilities which do not affect the local price of corn grown in the proximity to the facility as much as larger facilities. In addition, many of these smaller competitors are farmer-owned and often require their farmer-owners to commit to selling them a certain amount of corn as a requirement of ownership. A significant portion of production capacity in the ethanol industry consists of smaller-sized facilities. Most new ethanol plants under development across the country are individually owned. In addition, institutional investors and high net worth individuals could heavily invest in ethanol production facilities and oversupply the demand for ethanol, resulting in lower ethanol price levels that might adversely affect the results of our contemplated operations and financial position.

The ethanol industry also includes increasing competition from international suppliers. Although there is a $0.54 per gallon tariff (which is scheduled to expire in 2007) on foreign produced ethanol that is approximately equal to the blenders’ credit, ethanol imports equivalent to up to 7% of total domestic production in any given year from various countries were exempted from this tariff under the Caribbean Basin Initiative to spur economic development in Central America and the Caribbean. Currently, international suppliers produce ethanol primarily from sugar cane and have cost structures that may be substantially lower than ours.

Any increase in domestic or foreign competition could result in reduced ethanol prices. As a result, we could be forced to take other steps to compete effectively, which could adversely affect the results of our contemplated operations and financial position.

The U.S. ethanol industry is highly dependent upon federal and state legislation and regulation and any changes in legislation or regulation could materially and adversely affect the results of our contemplated operations and financial position.

The elimination or significant reduction in the blenders’ credit could have a material adverse effect on the results of our contemplated operations and financial position. The cost of producing ethanol is made significantly more competitive with regular gasoline by federal tax incentives. Before January 1, 2005, the federal excise tax incentive program allowed gasoline distributors that blended ethanol with gasoline to receive a federal excise tax rate reduction for each blended gallon sold. If the fuel was blended with 10% ethanol, the refiner/marketer paid $0.052 per gallon less tax, which equated to an incentive of $0.52 per gallon of ethanol. The $0.52 per gallon incentive for ethanol was reduced to $0.51 per gallon in 2005 and is scheduled to expire (unless extended) in 2010. The blenders’ credits may not be renewed in 2010 or may be renewed on different terms. In addition, the blenders’ credits, as well as other federal and state programs benefiting ethanol (such as tariffs), generally are subject to U.S. government obligations under international trade agreements, including those under the World Trade Organization Agreement on Subsidies and Countervailing Measures, and might be the subject of challenges thereunder, in whole or in part. The elimination or significant reduction in the blenders’ credit or other programs benefiting ethanol may have a material adverse effect on the results of our contemplated operations and financial position.

Ethanol can be imported into the U.S. duty-free from some countries, which may undermine the ethanol industry in the U.S.

Imported ethanol is generally subject to a $0.54 per gallon tariff that was designed to offset the $0.51 per gallon ethanol incentive available under the federal excise tax incentive program for refineries that blend ethanol in their fuel. A special exemption from the tariff exists for ethanol imported from 24 countries in Central America and the Caribbean Islands, which is limited to a total of 7% of U.S. production per year. Imports from the exempted countries may increase as a result of new plants under development. Since production costs for ethanol in these countries are estimated to be significantly less than what they are in the U.S., the duty-free import of ethanol through the countries exempted from the tariff may negatively affect the demand for domestic ethanol and the price at which we sell our ethanol. In May 2006, bills were introduced in both the U.S. House of Representatives and U.S. Senate to repeal the $0.54 per gallon tariff. We do not know the extent to which the volume of imports would increase or the effect on U.S. prices for ethanol if this proposed legislation is enacted or if the tariff is not renewed beyond its current expiration in December 2007. Any changes in the tariff or exemption from the tariff could have a material adverse effect on our results of operations and financial position. In addition, the North America Free Trade Agreement, or NAFTA, which entered into force on January 1, 1994, allows Canada and Mexico to export ethanol to the United States duty-free or at a reduced rate. Canada is exempt from duty under the current NAFTA guidelines, while Mexico’s duty rate is $0.10 per gallon.

The effect of the Renewable Fuel Standard in the recent Energy Policy Act is uncertain.

The use of fuel oxygenates, including ethanol, was mandated through regulation, and much of the forecasted growth in demand for ethanol was expected to result from additional mandated use of oxygenates. Most of this growth was projected to occur in the next few years as the remaining markets switch from MTBE to ethanol. The recently enacted energy bill, however, eliminated the mandated use of oxygenates and established minimum nationwide levels of renewable fuels (ethanol, biodiesel or any other liquid fuel produced from biomass or biogas) to be included in gasoline. Because biodiesel and other renewable fuels in addition to ethanol are counted toward the minimum usage requirements of the renewable fuel standards set forth in the legislation,, the elimination of the oxygenate requirement for reformulated gasoline may result in a decline in ethanol consumption, which in turn could have a material adverse effect on the results of our contemplated operations and financial condition. The legislation also included provisions for trading of credits for use of renewable fuels and authorized potential reductions in the Renewable Fuel Standard (“RFS”) minimum by action of a governmental administrator. In addition, the rules for implementation of the RFS and the energy bill are still under development.

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

Waivers of the RFS minimum levels of renewable fuels included in gasoline could have a material adverse affect on the results of our contemplated operations.

Under the Energy Policy Act, the U.S. Department of Energy, in consultation with the Secretary of Agriculture and the Secretary of Energy, may waive the renewable fuels mandate with respect to one or more states if the Administrator of the U.S. Environmental Protection Agency, or U.S. EPA, determines that implementing the requirements would severely harm the economy or the environment of a state, a region or the U.S., or that there is inadequate supply to meet the requirement. Any waiver of the RFS with respect to one or more states would adversely offset demand for ethanol and could have a material adverse effect on the results of our contemplated operations and financial condition.

We may be adversely affected by environmental, health and safety laws, regulations and liabilities.

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

Furthermore, upon implementing our plan, we may become liable for the investigation and cleanup of environmental contamination at each of the properties that we own or operate and at off-site locations where it may arrange for the disposal of hazardous substances. If these substances have been or are disposed of or released at sites that undergo investigation and/or remediation by regulatory agencies, we may be responsible under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or CERCLA, or other environmental laws for all or part of the costs of investigation and/or remediation, and for damages to natural resources. We may also be subject to related claims by private parties alleging property damage and personal injury due to exposure to hazardous or other materials at or from those properties. Some of these matters may require expending significant amounts for investigation, cleanup, or other costs.

In addition, new laws, new interpretations of existing laws, increased governmental enforcement of environmental laws, or other developments could require us to make additional significant expenditures. Continued government and public emphasis on environmental issues can be expected to result in increased future investments for environmental controls at ethanol production facilities. Present and future environmental laws and regulations (and interpretations thereof) applicable to ethanol operations, more vigorous enforcement policies and discovery of currently unknown conditions may require substantial expenditures that could have a material adverse effect on the results of our contemplated operations and financial position.

The hazards and risks associated with producing and transporting ethanol and Dried Distilled Grains (“DDGs”) (such as fires, natural disasters, explosions, and abnormal pressures and blowouts) may also result in personal injury claims or damage to property and third parties. As protection against operating hazards, we maintain insurance coverage against some, but not all, potential losses. However, we could sustain losses for uninsurable or uninsured risks, or in amounts in excess of existing insurance coverage. Events that result in significant personal injury or damage to our property or third parties or other losses that are not fully covered by insurance could have a material adverse effect on the results of our contemplated operations and financial position.

Risks Related to Our Common Stock

Investors may have difficulty trading and obtaining quotations for our common stock.

Our common stock is currently quoted on the Over-the-Counter Bulletin Board under the symbol “AENS.OB.” Our common stock is not actively traded, and the bid and asked prices for our common stock have fluctuated widely. As a result, investors may find it difficult to dispose of, or to obtain accurate quotations of the price of, our securities. This severely limits the liquidity of our common stock, and would likely reduce the market price of our common stock and hamper our ability to raise additional capital.

The market price of our common stock is, and is likely to continue to be, highly volatile and subject to wide fluctuations.

The market price of our common stock is highly volatile and subject to wide fluctuations. A number of factors that are beyond our control contribute to this volatility, including:

•
Investor response to dilution caused by our issuance of additional shares of common stock and other forms of equity securities, which we expect to make in connection with future capital financings to fund our operations and growth, to attract and retain valuable personnel and in connection with future strategic partnerships with other companies;

•	announcements of new acquisitions, reserve discoveries or other business initiatives by our competitors;
•	changes in the market for ethanol and the commodities used in the production of ethanol and/or in the capital markets generally;
•	changes in the demand for ethanol, including changes resulting from the introduction or expansion of alternative fuels and fuel additives;
•	quarterly variations in our revenues and operating expenses;
•	changes in the valuation of similarly situated companies, both in our industry and in other industries;
•	changes in analysts’ estimates affecting our company, our competitors and/or our industry;
•	changes in the accounting methods used in or otherwise affecting our industry;
•	additions and departures of key personnel;
•	announcements of technological innovations or new products available to competitive industries, such as the oil and gas industry;
•	announcements by relevant governments pertaining to incentives for alternative energy development programs;
•	fluctuations in interest rates and the availability of capital in the capital markets; and
•	significant sales of our common stock, including sales by existing investors and/or future investors in future offerings we may make to raise additional capital.

These and other factors are largely beyond our control, and the impact of these risks, singly or in the aggregate, may result in material adverse changes to the market price of our common stock and/or our results of operations and financial condition.

Our operating results may fluctuate significantly, and these fluctuations may cause our stock price to decline.

Our operating results will likely vary in the future primarily as the result of fluctuations in our revenues and operating expenses, including the coming to market of ethanol that we are able to produce, expenses that we incur, the price of ethanol in the commodities markets and other factors. Since our inception, we have not generated revenues on which investors may gauge our future performance. If our results of operations do not meet the expectations of current or potential investors, the price of our common stock may decline.

We do not expect to pay dividends in the foreseeable future.

We do not intend to declare dividends for the foreseeable future, as we anticipate that we will reinvest any future earnings in the development and growth of our business. Therefore, investors will not receive any funds unless they sell their common stock, and stockholders may be unable to sell their shares on favorable terms or at all. Investors cannot be assured of a positive return on investment or that they will not lose the entire amount of their investment in the common stock.

Investors will experience dilution upon the exercise of warrants or options.

There are 12,000,000 shares of common stock underlying outstanding warrants, which if exercised or converted, could decrease the net tangible book value of investors’ common stock. In addition, there are 4,000,000 shares of common stock underlying options that have been or may be granted pursuant to our stock option plan. If the holders of those options exercise those options, investors may experience dilution in the net tangible book value of their common stock. Further, the sale or availability for sale of the underlying shares in the marketplace could depress our stock price.

Our directors and officers will have a high concentration of common stock ownership.

Based on the 40,500,009 shares of common stock that are outstanding as of March 22, 2007, our officers and directors beneficially own approximately 32.3% of our outstanding common stock. Such a high level of ownership by such persons may have a significant effect in delaying, deferring or preventing any potential change in control of us. Additionally, as a result of their high level of ownership, our officers and directors might be able to strongly influence the actions of the Board and the outcome of actions brought to our shareholders for approval. Such a high level of ownership may adversely affect the voting and other rights of our shareholders.

Applicable SEC rules governing the trading of “penny stocks” limit the trading and liquidity of the common stock, which may affect the trading price of our common stock.

Shares of our common stock are considered “penny stock” and may be subject to SEC rules and regulations which impose limitations upon the manner in which such shares may be publicly traded and regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules which may increase the difficulty investors may experience in attempting to liquidate such securities.

ITEM 2. DESCRIPTION OF PROPERTIES

No properties are or have been owned by the Company since its formation. The Company has announced plans to construct plants in Boone County, Iowa, Kankakee, Illinois and Greenville, Illinois. None of the properties are owned by or under lease to the Company, although the Company does have options to purchase each of these properties. In addition, the Company leases its headquarters in Kansas City, Missouri.

ITEM 3. LEGAL PROCEEDINGS

The Company may be a party from time to time to various claims and lawsuits which arise in the ordinary course of business. The Company does not believe that the ultimate resolution of these ordinary claims or lawsuits will have a material adverse effect on our business, financial condition, results of operation, or cash flows.

No director, officer, or affiliate of the Company and no owner of record or beneficial owner of more than 5.0% of the equity securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company, or has a material interest adverse to the Company in reference to pending litigation.

On February 12, 2007, McGuireWoods, LLP, notified the Company that an entity controlled by Louis Zehil, a former partner with that firm, caused an entity under his control to acquire shares in a private placement of the Company’s stock without the required restricted legend, which shares were subsequently traded. If the shares were acquired without the required legend and subsequently traded, such trades may be in violation of the federal securities laws. The transactions in question relate to the $12 million private placement of shares of the Company’s common stock and warrants to purchase shares of the Company’s common stock to a group of institutional and accredited investors announced on June 20, 2006, for which McGuireWoods served as the Company’s external legal counsel.

On February 21, 2007, the U.S. Securities and Exchange Commission notified the Company that it was conducting an investigation into Zehil’s activities as it relates to the sale of shares of the Company’s common stock during June and September of 2006.

The Company is cooperating fully with the Securities and Exchange Commission’s review of the Zehil transactions. We do not expect any legal action to be brought against the Company as a result of the suspect transactions and their review by the Securities and Exchange Commission. Accordingly, there should be no material impact on our results of operations or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2006.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been quoted on the Over-the-Counter Bulletin Board under the symbol “AENS.OB” since July, 2004, but has only been actively traded since June 19, 2006. For the periods indicated, the following table sets forth the high and low bid prices per share of our common stock on the OTC Bulletin Board:

Quarter Ended	High	Low
December 31, 2006	$2.62	$1.05
September 30, 2006	$2.85	$1.59
June 30, 2006 (since June 19)	$2.90	$2.46

Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of December 31, 2006 there were 40,500,009 shares of common stock issued and outstanding.

As of December 31, 2006, there were approximately 104 holders of record of shares of our common stock.

We have never declared or paid dividends on shares of our common stock and we intend to retain future earnings, if any, to support the development of our business and therefore do not anticipate paying cash dividends for the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including current financial condition, operating results and current and anticipated cash needs.

Equity Compensation Plan

Securities authorized for issuance under equity compensation plans as of December 31, 2006, are as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,604,000	$1.90	2,396,000
Equity compensation plans not approved by security holders	—	—	—
Total	1,604,000	$1.90	2,396,000

Equity compensation plans consist of our 2006 Equity Incentive Plan, under which our board of directors is authorized to issue options or other rights to acquire up to 4,000,000 shares of our common stock. The shares of common stock underlying awards granted under the 2006 Equity Incentive Plan include options to acquire 1,604,000 shares of common stock. Options granted under the 2006 Equity Incentive Plan entitle the grantee, upon exercise, to purchase a specified number of shares from us at a specified exercise price per share. The exercise price for shares of common stock covered by an option cannot be less than the fair market value of the common stock on the date of grant unless we agree otherwise at the time of the grant. The board of directors will determine the period of time during which an option may be exercised, except that no option may be exercised more than ten years after the date of grant.

Our stockholders approved and adopted the 2006 Equity Incentive Plan on June 9, 2006. Through December 31, 2006, our board of directors has granted stock options to acquire 1,604,000 shares of our common stock under the 2006 Equity Incentive Plan, at a weighted average exercise price of $1.90 per share.

During the past three years no unregistered securities under the Securities Act have been sold by the Company.

During the quarter ended December 31, 2006 we did not repurchase any shares as part of any publicly announced plans or programs or otherwise.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Management’s Plan of Operation and Discussion and Analysis of Financial Condition and Results of Operations

We are a development stage company that has been engaged in product development and pre-operational activities since its formation and have no operating history as a producer of ethanol. We have had no revenues since our inception. We are planning to engage in the business of constructing, owning and operating fuel grade ethanol plants in the Midwest corn-belt. The ethanol expected to be produced by the plants is intended to be used by refineries or blenders and ultimately blended with gasoline fuel for internal combustion engines. Additionally, we anticipate that the plants will be designed to produce dried distilled grains (DDGs), which are used in the manufacture of various animal feeds, and carbon dioxide.

We intend to complete permitting for three corn-based ethanol plants by mid-year of 2007 and anticipate opening these plants for commercial production by late 2008 through the first half of 2009 (the “Plants”). Where the railroads support the loading of unit trains, we expect each plant to load a unit train of ethanol approximately every nine days, acting as a consistent pipeline to the end blender or refinery, and to load a unit train of DDGs approximately once a week.

We have earned no revenues to date and our current capital and other existing resources will be sufficient only to provide a limited amount of working capital. We will require additional capital within the next twelve months to implement our business plans and may be unable to obtain the additional capital.

Our business strategy and anticipated competitive advantage is to produce ethanol at the lowest cost by:

•	Biomass fired plants for distillation energy as compared to natural gas fired plants. No supply contracts for biomass or natural gas have been secured at this time.
•	Significant economies of scale with identical plants each producing greater than 110 million gallons of ethanol per year.
•	Unit train economics whereby both ethanol and DDGs are shipped in unit trains with dedicated power compared to single car shipments.
•	Lowest cost producer status by way of spreading more fixed costs over more gallons, using biomass, and operating the plant with similar labor requirements as a 50 million gallon plant.

Our ability to continue as a going concern is dependent upon obtaining the necessary financing to acquire, construct, or enter into other venture activities and generate profitable operations from our ethanol facilities in the future. Our financial statements as at and for the period ended December 31, 2006 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We expect to incur substantial expenditures to further our capital investment programs and our available cash on hand may not be sufficient to satisfy our current obligations and meet our capital investment objectives.

To address our ability to continue as a going concern, we intend to raise additional capital through the sale and issuance of equity shares and debt financing over the next twelve months. We also plan to expand our production, capacity, and product development and distribution opportunities using additional capital raised and cash provided by future operating activities.

We had no ethanol operations in the fourth quarter of 2006, and therefore no operating or material capital expenditures for the period. General and administrative expenditures for the twelve months ended December 31, 2006 totaled $2,565,946. During the period from inception to December 31, 2006, we funded our operating expenditures from cash balances which were received from our private offering of securities in June, 2006. Our cash balance at December 31, 2006 was $304,266.

The Plants will require that we raise approximately $750 million in additional financing in order to implement our business plan and we may be unable to obtain the additional capital or secure the financing on commercially viable terms. In addition to the Plants mentioned above, we intend to pursue new ventures, possible acquisitions and development of additional Greenfield plants that may add ethanol production and distribution opportunities. There is no assurance these additional opportunities will be available, or if we participate in additional opportunities, that those opportunities will be successful. These potential new business opportunities will require equity and/or debt financing and there can be no assurance we will be able to obtain the capital or secure the financing on commercially viable terms.

The following describes our current business plan, including a summary of our plans to build ethanol plants in Iowa and Illinois, our ability to satisfy our cash requirements, and our need to raise additional funds over the next year.

•
On August 15, 2006, we announced our plans to build a 110-million gallon ethanol plant in Boone County, Iowa, adjacent to a railroad line. We have begun the permitting process for the Boone County plant through the Iowa Department of Natural Resources, and anticipate that the plant will be operational late in 2008. The cost of this ethanol plant is expected to be approximately $275 million. This plant will be funded from additional financing, for which we currently have no commitments.

•
On August 21, 2006, we announced our plans to build a 110-million gallon ethanol plant in Kankakee, Illinois. The plant’s location is expected to be adjacent to the Canadian National/Illinois Central railroad line and abutting Interstate 57, which we anticipate will facilitate rail and truck transportation of the product from the facility. Construction on the Kankakee plant is expected to begin in the summer of 2007, and we anticipate that the plant will be operational in the first half of 2009. The cost of this ethanol plant is expected to be approximately $255 million. This plant will be funded from additional financing, for which we currently have no commitments.

•
On October 23, 2006, we announced our plans to build a 110-million gallon ethanol plant in Greenville, Illinois. The plant’s location is expected to be adjacent to the CSX and BNSF main railroad line served by the Illinois Western Railroad. The location is also within five miles of Interstate 70 and within 30 minutes of Interstate 55. For this plant, we have optioned 100 acres of land at the John W. Kelsey Business and Technology Park. We have begun the permitting process for this plant.

•
Our business plan calls for the operation of biomass-fired plants for distillation energy, rather than natural gas-fired plants. We believe that the use of biomass-fired plants presents significant cost savings over the use of natural gas-fired plants.

•
We plan to operate a number of identical plants, each producing a planned 110 million gallons of ethanol per year, thereby achieving significant economies of scale to our business. We believe that the use of identical plants will result in consistent and predictable production. All of our planned ethanol plants will be situated to take advantage of railroad and interstate highway access. In addition, we plan to locate our plants in the “cornbelt” of the Midwestern United States, to be near a major source of our raw material inputs.

•
We plan to continue to evaluate acquisition, joint venture, and construction activities. If we successfully complete acquisitions, such acquisitions may provide additional cash flow which may allow us to expand our activities and capabilities, and advance our ethanol production opportunities.

As of December 31, 2006, we had seven full time employees who are responsible for companywide management, marketing, project management, logistics and administration. If we are successful in obtaining financing, thus allowing us to execute the business plan, we anticipate an increase in employees of up to 25 full time equivalents by the end of 2007.

We have not entered into any commodity derivative arrangements or hedging transactions. We may, however, enter into such transactions in conjunction with future financings.

We anticipate an increase in general and administrative expenses to approximately $180,000 per month in the first half of 2007.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 7.  FINANCIAL STATEMENTS

ALTERNATIVE ENERGY SOURCES, INC.

ALTERNATIVE ENERGY SOURCES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Certified Public Accountants

200 Haddonfield Berlin Road, Suite 402
Gibbsboro, New Jersey 08026-1239
(856) 346-2828 Fax (856) 346-2882

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Alternative Energy Sources, Inc.
310 West 20th Street
Kansas City, MO 64108

We have audited the accompanying consolidated balance sheet of Alternative Energy Sources, Inc., (the “Company”), a development stage enterprise, as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the period May 10, 2006 (inception) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alternative Energy Sources, Inc., a development stage enterprise, as of December 31, 2006, and the results of its operations and its cash flows for the period May 10, 2006 (inception) to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is currently in the development stage, and there is no guarantee whether the Company will be able to generate revenue or raise capital to support current operations and generate anticipated sales. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Bagell, Josephs, Levine & Company, L.L.C.
Gibbsboro, NJ 08026

March 22, 2007

AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS (AICPA)
CENTER FOR PUBLIC COMPANY AUDIT FIRMS (CPCAF)
NEW JERSEY SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS
PENNSYLVANIA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
FLORIDA STATE BOARD OF ACCOUNTANCY

ALTERNATIVE ENERGY SOURCES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2006

ASSETS
Current Assets
Cash-Unrestricted	$304,266
Cash and cash equivalents -Restricted	622,079
Investments	6,800,000
Prepaid expenses	718,433

Total Current Assets	8,444,778

Property and equipment, net	33,947

Other assets	592,954

TOTAL ASSETS	$9,071,679

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$103,930
Accrued liabilities	99,421
TOTAL LIABILITIES	$203,351

Commitments and Contingencies

Stockholders’ Equity

Common stock, $.0001 par value, 75,000,000
shares authorized, 40,500,009 shares issued
and outstanding	4,050

Additional paid-in capital	11,212,839

Accumulated deficit	(2,348,561)

TOTAL STOCKHOLDERS’ EQUITY	8,868,328

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,071,679

See accompanying notes to the consolidated financial statements.

ALTERNATIVE ENERGY SOURCES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS
For the period beginning May 10, 2006 (Inception) to December 31, 2006 with
Cumulative Totals Since Inception

	May 10, 2006 to December 31, 2006	2006 Cumulative Totals Since Inception
Operating Revenues	$0	$0

Cost of Sales	0	0

Gross Profit	0	0

General and Administrative Expenses	2,565,946	2,565,946

Operating Loss	(2,565,946)	(2,565,946)

Investment and Other Income	218,514	218,514
Interest Expense	(1,129)	(1,129)
Loss Before Income Tax	(2,348,561)	(2,348,561)

Provision for Income Taxes	0	0

Net Loss	$(2,348,561)	$(2,348,561)

Net Loss per share:
Basic and diluted	$(0.06)	$(0.06)

Weighted Average Number of Shares Outstanding
Basic and diluted	40,500,009	40,500,009

See accompanying notes to the consolidated financial statements.

ALTERNATIVE ENERGY SOURCES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the period beginning May 10, 2006 (Inception) to December 31, 2006

	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Subscription Receivable	Total Stockholders Equity

Balance at May 10, 2006	0	$0	$0	$0	$0	$0

Issuance of common stock	12,900,000	1,290	710	0	(2,000)	0

Collection of subscription receivable	0	0	0	0	2,000	2,000

Offering of 12M units, issued for cash, net of fees of $1,554,499	12,600,000	1,260	11,044,241	0	0	11,045,501

Stock based compensation expense	0	0	169,388	0	0	169,388

Stock retained by original
Stockholders prior to reverse merger	15,000,009	1,500	(1,500)	0	0	0

Other comprehensive income:
Net unrealized gains on short-term investments	0	0	0		0

Net loss	0	0	0	(2,348,561)	0	(2,348,561)
Balance at December 31, 2006	40,500,009	$4,050	$11,212,839	$(2,348,561)	$0	$8,868,327

See accompanying notes to the consolidated financial statements.

ALTERNATIVE ENERGY SOURCES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
For the period beginning May 10, 2006 (Inception) to December 31, 2006 with Cumulative Totals Since Inception

	May 10, 2006 to December 31, 2006	2006 Cumulative Totals Since Inception

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(2,348,561)	$(2,348,561)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,891	3,891
Stock based compensation expense	169,388	169,388
Unrealized gains on short-term investments	0	0
Excess tax benefits from share-based payment arrangements	(59,286)	(59,286)
Changes in assets and liabilities:
Prepaid expenses	(718,443)	(718,443)
Accounts payable	103,930	103,930
Accrued liabilities	99,421	99,421
Net cash (used) in operating activities	(2,749,651)	(2,749,651)

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property and equipment	(37,837)	(37,837)
Deposits	(375,594)	(375,594)
Capitalized Project Costs	(217,000)	(217,000)
Purchase of investments	(11,250,000)	(11,250,000)
Redemption of investments	4,450,000	4,450,000
Restrictions on Investments	(622,079)	(622,079)
Net cash (used) in investing activities	(8,052,870)	(8,052,870)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	2,000	2,000
Net proceeds from private placement offering	11,045,501	11,045,501
Excess tax benefits from share-based payment arrangements	59,286	59,286
Net cash provided by financing activities	11,106,787	11,106,787

Net increase in cash and cash equivalents	304,266	304,266
Cash and cash equivalents, beginning of period	0	0
Cash and cash equivalents, end of period	$304,266	$304,266

Supplemental disclosure of cash flows information:
Cash paid during the quarter for:
Interest	$0	$0
Income taxes	$0	$0

See accompanying notes to the consolidated financial statements.

Alternative Energy Sources, Inc.
Notes to the Consolidated Financial Statements

NOTE 1 - NATURE OF BUSINESS, ORGANIZATION AND BASIS OF PRESENTATION

Alternative Energy Sources, Inc. (“we”, “us” or “our”) is a development stage company which plans to engage in the business of constructing, owning and operating fuel grade ethanol plants. The ethanol expected to be produced by the plants is intended to be used by refineries and ultimately blended with gasoline fuel for internal combustion engines. Additionally, we anticipate that the plants will be designed to produce dried distilled grains, which are used in the manufacture of various animal feeds. Our operations will substantially be the operations of Beemer Energy, Inc., our wholly-owned subsidiary.

During the twelve months ended December 31, 2006 we formed a wholly-owned subsidiary, Beemer Acquisition Corporation to serve as a vehicle to effect a merger with Beemer Energy, Inc., a privately held corporation.

On June 19, 2006, Beemer Acquisition Corporation (“BAC”) entered into an Agreement and Plan of Merger and Reorganization with Beemer Energy, Inc., (“BEI”) a privately held Delaware corporation, whereby, the holders of BEI’s issued and outstanding capital stock before the merger surrendered all of their issued and outstanding capital stock to us in exchange for 12,900,000 shares of our common stock. Concurrently with the consummation of the merger, we closed a private offering of our common stock and warrants to purchase our common stock. The shareholders of Alternative Energy Sources, Inc. prior to the merger retained 15,000,000 shares of our common stock. As a result of the merger and the offering, the shareholders of Alternative Energy Sources, Inc. prior to the merger own approximately 37% of the issued and outstanding shares of common stock and the former shareholders of BEI, investors and a finder that received shares of common stock in connection with offering own approximately 63% of the issued and outstanding shares of common stock.

The above transaction has been accounted for as a reverse merger (recapitalization) with BEI being deemed the accounting acquirer and BAC being deemed the legal acquirer. Accordingly, the historical financial information presented in the financial statements is that of BEI (since May 10, 2006, date of BEI’s inception) as adjusted to give effect to any difference in the par value of the issuer’s and the accounting acquirer’s stock with an offset to additional paid in capital. The basis of the assets and liabilities of BEI, the accounting acquirer, has been carried over in the recapitalization.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in accordance with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and revenues and expenses during the reporting period.

NOTE 2 - GOING CONCERN

We are currently a development stage enterprise. All losses accumulated since the inception of business have been considered as part of our development stage activities.

The accompanying financial statements have been prepared on the basis that we will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. Since inception we have been engaged in product development and pre-operational activities and have not generated any revenue. During 2006 we announced plans to construct three ethanol plants, one in Iowa and two in Illinois. On August 15, 2006 we announced our plans to build a 110-million gallon per year ethanol plant in Boone County Iowa, and anticipate that the plant will be operational by late 2008. On August 21, 2006 we announced plans to build a 110-million gallon per year ethanol plant in Kankakee Illinois and also anticipate that the plant will be operational in the first half of 2009. On October 23, 2006 we announced plans to construct a plant in Greenville, Illinois and plan to have this plant operational in the first half of 2009.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s consolidated financial statements.  The financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States and have been consistently applied in the preparation of the financial statements.  The following policies are considered to be significant.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Beemer Energy Inc. All intercompany accounts have been eliminated.

Development Stage Company

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises” as interpreted by the Securities and Exchange Commission. The Company is devoting substantially all of its efforts to the development of its business plan.

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

Cash and Cash Equivalents

We consider all highly liquid investments purchased with a maturity of less than three months to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value.

Restrictions on Cash

All restrictions on cash are properly disclosed and restricted amounts are appropriately segregated from other cash items in accordance with Statement of Financial Accounting Standards No. 5. As of December 31, 2006 restricted cash totaled $622,079 to collateralize an irrevocable letter of credit held as security deposit for office space. This is per the lease agreement with Broadway Properties, LLC.

Concentration of Credit Risk

As of December 31, 2006 our cash and cash equivalents are maintained in two financial institutions, First National Bank and UBS Financial Services, Inc. The balance of cash held in First National Bank is insured by the Federal Deposit Insurance Corporation up to $100,000. The balance of cash and cash equivalents in the UBS Financial Services, Inc. account is not insured. At December 31, 2006, our uninsured cash and cash equivalent balance totaled approximately $ 826,000.

Investments

In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, securities are classified into three categories: held-to-maturity, available-for-sale and trading. The Company’s investments consist of debt and equity securities classified as available-for-sale securities. Accordingly, they are carried at fair value in accordance with SFAS No. 115. Further, according to SFAS No. 115 the unrealized holding gains and losses for available-for-sales securities are excluded from earnings and reported, net of deferred income taxes, as a separate component of stockholders’ equity, unless the loss is classified as other than a temporary decline in market value.

Income Taxes

We account for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”). Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expenses or benefits due to our not having any material operations for the period ending December 31, 2006.

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

As of December 31, 2006, potential future dilutive securities include 12,000,000 shares issuable under outstanding warrants for a five year period at an exercise price of $2.00 per share, and 1,604,000 shares issuable under outstanding employee stock options.

Securities Issued for Services

We account for stock, stock options and stock warrants issued for non-employees services in accordance with EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services”. The fair value of the Company’s stock on the date of stock issuance or option grant is used and charged directly to expense and additional paid in capital. The Company determines the fair market value of options issued using the Black-Scholes Pricing Model.

Stock Based Compensation

We have adopted the provisions of Statement of Financial Accounting Standards (SFAS) 123R, “share-based payment” which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, including cash, investments, accounts payable and accrued liabilities, approximate their fair value as of December 31, 2006.

New Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (FASB) issued statement 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements no. 133 and 140. This statement resolves issues addressed in Statement 133 Implementation Issue no. D1 “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This implementation guidance indicated that entities could continue to apply guidance related to accounting for beneficial interests in paragraphs 14 and 362 of Statement 140, which indicate that any security that can be contractually prepaid or otherwise settled in such a way that the holder of the security would not recover substantially all of its recorded investment should be subsequently measured like investments in debt securities classified as available for sale or trading, and may not be classified as held to maturity. Also, Implementation issue D1 indicated that holders of beneficial interests in securitized financial assets that are not subject to paragraphs 14 and 362 of Statement 140 are not required to apply Statement 133 to those beneficial interests, pending further guidance. Statement 155 eliminates the exemption from Statement 133 for interests in securitized financial assets. It also allows the preparer to elect fair value measurement at acquisition, at issuance or when a previously recognized financial instrument is subject to a remeasurement event. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the fiscal year that begins after September 15 2006. We do not expect the adoption of this statement will have a material impact on our results of operations or financial position.

In March 2006, the FASB issued statement 156, Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140. Under statement 140, servicing assets and servicing liabilities are amortized over the expected period of estimated net servicing income or loss and assessed for impairment or increased obligation at each reporting date. This statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. Subsequent measurement of servicing assets and servicing liabilities at fair value is permitted, but not required. If derivatives are used to mitigate risks inherent in servicing assets and servicing liabilities, those derivatives must be accounted for at fair value. Servicing assets and servicing liabilities subsequently measured at fair value must be presented separately in the statement of financial position and there are additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS 156 is effective for transactions entered into after the first fiscal year that begins after September 15 2006. We do not expect the adoption of this statement will have a material impact on our results of operations or financial position.

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes” which defines the threshold for recognizing the benefits of tax return positions in the financial statement as “more-likely-than-not” to be sustained by the taxing authority. FIN 48 also prescribes a method for computing the tax benefit positions to be recognized in the financial statements.

In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company is a development stage company and as such, deferred tax assets arising from net operation loss carryforwards were fully offset by a deferred tax valuation reserve resulting in no current or deferred income tax expenses or benefits for the period ended December 31, 2006. FIN 48 is effective for fiscal years beginning after December 15 2006.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. This statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and will be effective for us in the first quarter of fiscal 2008. We do not expect the adoption of this statement will have a material impact on our results of operations or financial position.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, Quantifying Financial Misstatements (SAB 108), which expresses the Staff’s views regarding the process of quantifying financial statement misstatements. Registrants are required to quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. SAB 108 is effective for financial statements covering the first fiscal year ending after November 15, 2006, and will be effective for us in the first quarter of fiscal 2007. We do not expect the adoption of this statement will have a material impact on our results of operations or financial position.

In September 2006 the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statement No. 87, 88, 106 and 132(R), (“FAS 158”) . This Standard requires recognition of the funded status of a benefit plan in the statement of financial position. The Standard also requires recognition in other comprehensive income certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting and adds certain disclosures. FAS 158 provides recognition and disclosure elements to be effective as of the end of the fiscal year after December 15, 2006 and measurement elements to be effective for fiscal years ending after December 15, 2008. The Company does not have a defined benefit pension plan, and accordingly SFAS 158 will not have an impact on its financial condition, results of operations, or financial condition.

NOTE 4 - STOCK BASED COMPENSATION

The Company’s 2006 Equity Incentive Plan (the “2006 Incentive Plan”) provides for the grant of stock options, stock appreciation rights, reload options and restricted shares, to officers and employees of the Company and consultants and advisors to the Company. There were 4,000,000 common shares initially available under the 2006 Incentive Plan. In any calendar year, no participant may be granted more than 200,000 incentive stock options, or more than $100,000 worth of incentive stock options.

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

Expected Volatility	57.9%
Expected term (in years)	6.0-6.25
Expected dividends	0
Risk-free rate of return (weighted average)	4.87
Grant date fair value—500,000 options	$1.00
Grant date fair value—1,104,000 options	$2.19 to $2.58
Expected forfeitures	0

Because the Company does not have specific historical or implied volatility information available due to its development stage nature, expected volatility is based on the historical, or implied volatility of similar entities with publicly available share or option prices. This methodology is in accordance with Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 107 - “D. Certain Assumptions Used in Valuation Methods.” The expected term represents the estimated average period of time that the options remain outstanding using the “simplified” method, also in accordance with the Securities and Exchange Commission SAB No.107. The risk-free rate of return reflects the weighted average interest rate offered for zero coupon treasury bonds over the expected term of the options.

A summary of the stock option activity for the twelve months ended December 31, 2006, is listed below:

Weighted- Average
	Number of	Weighted- Average	Remaining Contractual
	Options	Exercise Price	Term (years)

Outstanding at May 10, 2006 (date of inception)	-	-	-
Granted	1,449,000	$1.87	9.9
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2006	1,604,000	$1.90	9.6
Exercisable at December 31, 2006	-	-	-

As of December 31, 2006 there was $1,645,186 of total unrecognized compensation cost related to the outstanding stock options that will be recognized over straight-line vesting periods of three or four years.

NOTE 5 - STOCKHOLDERS’ EQUITY

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

Pursuant to a Registration Rights Agreement among the Company and the investors in the offering, the Company committed to file a registration statement covering the common stock issued in connection with the offering, including the common stock underlying the warrants, within 120 days from the Closing Date. The Company filed the registration statement on October 11, 2006. The Company also committed to cause the registration statement to become effective within 120 days of its filing which was accomplished on February 12, 2007. In addition, the Company agreed to maintain the effectiveness of this registration statement through the first anniversary of the Closing Date and use its best efforts to maintain the effectiveness through the second anniversary of the date the registration statement is declared effective by the SEC or until the holding period of Rule 144(k) promulgated under the Securities Act of 1933, as amended (the “Securities Act”), has been satisfied for the investors in this Offering with respect to all of their shares, whichever is earlier.

The Company has adopted View A from Issue Summary No. 1. and considers that the registration rights agreement and the warrants the Company has issued should be considered together as a unit and analyzed under Issue 00-19 of the Emerging Issue Task force (“Issue 00-19”). Since the maximum potential liquidated damages penalty payable by the Company in cash is less than a reasonable estimate of the difference in fair value between registered and unregistered share of our common stock, the combined instrument may be classified as equity under Issue 00-19.

Common stock

A summary of the warrant activity for the period ended December 31, 2006 is set forth below:

		WEIGHTED
		AVERAGE
	NUMBER OF	EXERCISE
	WARRANTS	PRICE

Outstanding at May 10, 2006 (date of inception)	0	$0
Granted	12,000,000	2.00
Exercised	0	0
Canceled or Expired	0	0
Outstanding at December 31, 2006	12,000,000	2.00

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

The Company has entered into employment agreements with certain key personnel which provide for a base salary, yearly bonuses subject to the Company achieving certain target performance levels as set by the board, stock options under the 2006 Stock Option Plan and other benefits. Termination of the agreements may be made by either party with advance notice.

NOTE 7 - LEASE COMMITMENTS

The Company leases a copier and an office facility under operating lease agreements with the following approximate future minimum rental commitments:

2007	$31,000
2008	247,000
2009	247,000
2010	247,000
2011	246,000
$1,018,000

The Company recognized rent expense related to the above leases of approximately $17,900 for the year ended December 31, 2006.

NOTE 8 - INCOME TAXES

Components of deferred assets consisted of the following:

Deferred tax asset
Net operating loss carryforward	$939,000
Less: Valuation allowance	(939,000)
Net deferred tax asset	$0

The year to date net change in the valuation allowance was $939,000.

At December 31, 2006, the Company had approximately $2,349,000 of net operating loss carryforwards which expire in 2021.

ITEM 8. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 19, 2006, the Company, Beemer Acquisition Corp., a wholly owned subsidiary of the Company, and Beemer Energy, Inc. entered into a Merger Agreement and Plan of Reorganization and consummated the merger of Beemer Acquisition Corp. with and into Beemer Energy, Inc. The merger resulted in Beemer Energy, Inc. becoming our wholly owned subsidiary. Following the merger, our management and business operations became substantially the management and business operations of Beemer Energy, Inc. before the merger.

Before the merger, our independent registered public accounting firm was Stark Winter Schenkein & Co. Because the merger was treated as a reverse acquisition for accounting purposes, future historical financial reports filed by us will be those of Beemer Energy, Inc., the accounting acquiror. Accordingly, our board of directors changed our independent registered public accounting firm from Stark Winter Schenkein & Co. to Bagell, Josephs, Levine & Company, LLC. Stark Winter Schenkein & Co. was dismissed as our independent registered public accounting firm on August 10, 2006, and Bagell, Josephs, Levine & Company, LLC was engaged as our independent registered public accounting firm on the same date.

The reports of Stark Winter Schenkein & Co. on our financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, but did include an explanatory paragraph relating to our ability to continue as a “going concern.”

In connection with the audit of our financial statements for the past two fiscal years ended December 31, 2005 and 2004, and through the date of the dismissal, there were no disagreements with Stark Winter Schenkein & Co. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Stark Winter Schenkein & Co., would have caused Stark Winter Schenkein & Co. to make reference to the matter in its reports.

During the most recent fiscal year and through the date of the dismissal of Stark Winter Schenkein & Co., no information is required to be reported under Item 304(a)(1)(iv)(B) or Regulation S-B. This change in accountants was disclosed in our Current Report on Form 8-K, filed with the SEC on August 15, 2006.

ITEM 8A. CONTROLS AND PROCEDURES

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

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Information required by this Item 9 will be presented in the Company’s definitive proxy statement for its annual meeting of stockholders, which will be held on May 10, 2007, and is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

Information regarding executive compensation will be presented in the Company’s definitive proxy statement for its annual meeting of stockholders, which will be held on May 10, 2007, and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management and related stockholder matters will be presented in the Company’s definitive proxy statement for its annual meeting of stockholders, which will be held on May 10, 2007, and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships, related party transactions and director independence will be presented in the Company’s definitive proxy statement for its annual meeting of stockholders, which will be held on May 10, 2007, and is incorporated herein by reference.

ITEM 13. EXHIBITS

The following exhibits are filed with or incorporated as part of this report as required by Item 601 of Regulation S-B:

* Filed herewith.

Exhibit No.	Description	Reference
2.1
Agreement and Plan of Merger and Reorganization, dated as of June 19, 2006, by and between Alternative Energy Sources, Inc. a Delaware corporation, Beemer Acquisition Corp., a Delaware corporation, and Beemer Energy, Inc., a Delaware corporation.
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2006 (File No. 000-51762).

3.1	Articles of Incorporation	Previously filed as Exhibit 3.1 to the Company’s Form SB-2 filed on February 11, 2003, registration number 333-103096, and is hereby incorporated into this filing by reference.

3.2	By-Laws	Previously filed as Exhibit 3.2 to the Company’s Form SB-2 filed on February 11, 2003, registration number 333-103096, and is hereby incorporated into this filing by reference.

4.1	Form of Warrant issued to the Investors in the Private Placement Offering, June 19, 2006.	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2006 (File No. 000-51762).

4.2	Prospectus filed with the Securities and Exchange Commission that includes 12,600,000 shares of common stock and 12,000,000 shares of common stock issuable upon the exercise of warrants.	Incorporated by reference to Company’s Form SB-2 filed with the Securities and Exchange Commission on October 11, 2006.

4.3	Prospectus filed with the Securities and Exchange Commission that includes 12,600,000 shares of common stock and 12,000,000 shares of common stock issuable upon the exercise of warrants.	Incorporated by reference to Company’s Form SB-2/A filed with the Securities and Exchange Commission on December 21, 2006.

Exhibit No.	Description	Reference

10.1	Form of Employment Agreement between the Company and John J. Holland dated August 16, 2006.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2006 (File No. 000-51762).

10.2	Form of Subscription Agreement date June 19, 2006 by and between Alternative Energy Sources, Inc., Beemer Energy, Inc., and the investors in the Offering.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2006 (File No. 000-51762).

10.3	Form of Registration Rights Agreement dated June 19, 2006 by and between Alternative Energy Sources, Inc. and the investors in the Offering.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2006 (File No. 000-51762).

10.4	Form of Employment Agreement, dated June 19, 2006, by and between Alternative Energy Sources, Inc. and Mark A. Beemer.	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2006 (File No. 000-51762).

10.5	Form of Employment Agreement, dated June 19, 2006, by and between Alternative Energy Sources, Inc. and Lee L. Blank.	Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2006 (File No. 000-51762).

10.6	Form of Lock-Up Agreement dated June 19, 2006 between Tompkins Capital Group and each of Mark A. Beemer and Lee L. Blank.	Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2006 (File No. 000-51762).

10.7	Form of Agreement and Plan of Merger and Reorganization dated June 19, 2006 among Alternative Energy Sources, Inc., Beemer Acquisition Corp. and Beemer Energy, Inc.	Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2006 (File No. 000-51762).

Exhibit No.	Description	Reference
10.8	Form of Employment Agreement between the Company and Dr. John A. Ward dated September 20, 2006.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2006 (File No. 000-51762).

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding accounting fees and services will be presented in the Company’s definitive proxy statement for its annual meeting of stockholders, which will be held on May 10, 2007, and is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTERNATIVE ENERGY SOURCES, INC.

Date: March 30, 2007	By:	/s/ Mark A. Beemer
Mark A. Beemer
Chairman and Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark A. Beemer Mark A. Beemer	Chairman and Chief Executive Officer and Director	March 30, 2007

/s/ Lee L. Blank Lee L. Blank	President, Chief Operating Officer and Director	March 30, 2007

/s/ John J. Holland John J. Holland	Chief Financial Officer	March 30, 2007

/s/ W. Gordon Snyder W. Gordon Snyder	Director	March 30, 2007

/s/ A. Michael Espy A. Michael Espy	Director	March 30, 2007

/s/ John D. McNamara John D. McNamara	Director	March 30, 2007

/s/ Douglas D. Wilner Douglas D. Wilner	Director	March 30, 2007

__ James L. Spigarelli	Director	March __, 2007

EXHIBIT INDEX

Exhibit No.	Description	Reference
2.1
Agreement and Plan of Merger and Reorganization, dated as of June 19, 2006, by and between Alternative Energy Sources, Inc. a Delaware corporation, Beemer Acquisition Corp., a Delaware corporation, and Beemer Energy, Inc., a Delaware corporation.
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2006 (File No. 000-51762).

3.1	Articles of Incorporation	Previously filed as Exhibit 3.1 to the Company’s Form SB-2 filed on February 11, 2003, registration number 333-103096, and is hereby incorporated into this filing by reference.

3.2	By-Laws	Previously filed as Exhibit 3.2 to the Company’s Form SB-2 filed on February 11, 2003, registration number 333-103096, and is hereby incorporated into this filing by reference.

4.1	Form of Warrant issued to the Investors in the Private Placement Offering, June 19, 2006.	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2006 (File No. 000-51762).

4.2	Prospectus filed with the Securities and Exchange Commission that includes 12,600,000 shares of common stock and 12,000,000 shares of common stock issuable upon the exercise of warrants.	Incorporated by reference to Company’s Form SB-2 filed with the Securities and Exchange Commission on October 11, 2006.

4.3	Prospectus filed with the Securities and Exchange Commission that includes 12,600,000 shares of common stock and 12,000,000 shares of common stock issuable upon the exercise of warrants.	Incorporated by reference to Company’s Form SB-2/A filed with the Securities and Exchange Commission on December 21, 2006.

Exhibit No.	Description	Reference

10.1	Form of Employment Agreement between the Company and John J. Holland dated August 16, 2006.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2006 (File No. 000-51762).

10.2	Form of Subscription Agreement date June 19, 2006 by and between Alternative Energy Sources, Inc., Beemer Energy, Inc., and the investors in the Offering.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2006 (File No. 000-51762).

10.3	Form of Registration Rights Agreement dated June 19, 2006 by and between Alternative Energy Sources, Inc. and the investors in the Offering.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2006 (File No. 000-51762).

10.4	Form of Employment Agreement, dated June 19, 2006, by and between Alternative Energy Sources, Inc. and Mark A. Beemer.	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2006 (File No. 000-51762).

10.5	Form of Employment Agreement, dated June 19, 2006, by and between Alternative Energy Sources, Inc. and Lee L. Blank.	Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2006 (File No. 000-51762).

10.6	Form of Lock-Up Agreement dated June 19, 2006 between Tompkins Capital Group and each of Mark A. Beemer and Lee L. Blank.	Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2006 (File No. 000-51762).

10.7	Form of Agreement and Plan of Merger and Reorganization dated June 19, 2006 among Alternative Energy Sources, Inc., Beemer Acquisition Corp. and Beemer Energy, Inc.	Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2006 (File No. 000-51762).

Exhibit No.	Description	Reference
10.8	Form of Employment Agreement between the Company and Dr. John A. Ward dated September 20, 2006.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2006 (File No. 000-51762).

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *