Form 10QSB
period 2007-03-31
ALTERNATIVE ENERGY SOURCES INC
filed 2007-05-16
CIK 1175867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes ☐  No ☒

As of March 31, 2007, the latest practicable date, 40,500,009 of the issuer’s common shares, $.0001 par value, were issued and outstanding.

Transitional Small Business Disclosure Format (Check one):

Yes ☐  No ☒

ALTERNATIVE ENERGY SOURCES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 31, 2007

ASSETS
Current Assets
Cash-Unrestricted	$983,745
Cash and cash equivalents -Restricted	629,314
Investments	4,300,000
Prepaid expenses	292,899

Total Current Assets	6,205,958

Property and equipment, net	37,711

Other assets	2,017,675

TOTAL ASSETS	$8,261,344

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$485,046
Accrued liabilities	65,278
TOTAL LIABILITIES	$550,324

Commitments and Contingencies	-

Stockholders’ Equity

Common stock, $.0001 par value, 75,000,000
shares authorized, 40,500,009 shares issued
and outstanding	4,050

Additional paid-in capital	11,352,114

Accumulated deficit	(3,645,144)

TOTAL STOCKHOLDERS’ EQUITY	7,711,020

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,261,344

See accompanying notes to the consolidated financial statements.

ALTERNATIVE ENERGY SOURCES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
For the Three Month Period Ended March 31, 2007 and for the period beginning
May 10, 2006 (Inception) to March 31, 2007

	For the Three Months Ended March 31, 2007	May 10, 2006 to March 31, 2007
Operating Revenues	$0	$0

Cost of Sales	0	0

Gross Profit	0	0

General and Administrative Expenses	1,392,539	3,958,485

Operating Loss	(1,392,539)	(3,958,485)

Investment and Other Income	96,093	314,607
Interest Expense	(137)	(1,266)
Loss Before Income Tax	(1,296,583)	(3,645,144)

Provision for Income Taxes	0	0

Net Loss	$(1,296,583)	$(3,645,144)

Net Loss per share:
Basic and diluted	$(0.03)	$(0.09)

Weighted Average Number of Shares Outstanding
Basic and diluted	40,500,009	40,500,009

See accompanying notes to the consolidated financial statements.

ALTERNATIVE ENERGY SOURCES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Month Period Ended March 31, 2007 and for the period beginning
May 10, 2006 (Inception) to March 31, 2007

	For the Three Months Ended March 31, 2007	May 10, 2006 to March 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(1,296,583)	$(3,645,144)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,188	7,078
Stock based compensation expense	139,275	308,663
Unrealized gains on short-term investments	0	0
Excess tax benefits from share-based payment arrangements	(48,746)	(108,032)
Changes in assets and liabilities:
Prepaid expenses	425,534	(292,899)
Accounts payable	381,116	485,046
Accrued liabilities	(34,143)	65,278
Net cash (used) in operating activities	(430,359)	(3,180,010)

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property and equipment	(6,952)	(44,789)
Deposits	(871,513)	(1,247,467)
Capitalized Project Costs	(553,208)	(770,208)
Purchase of investments	(5,050,000)	(16,300,000)
Redemption of investments	7,550,000	12,000,000
Restrictions on Investments	(7,235)	(629,314)
Net cash (used) in investing activities	1,061,092	(6,991,778)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	0	2,000
Net proceeds from private placement offering	0	11,045,501
Excess tax benefits from share-based payment arrangements	48,746	108,032
Net cash provided by financing activities	48,746	11,155,533

Net increase in cash and cash equivalents	679,479	983,745
Cash and cash equivalents, beginning of period	304,266	0
Cash and cash equivalents, end of period	$983,745	$983,745

Supplemental disclosure of cash flows information:
Cash paid during the quarter for:
Interest	$137	$1,266
Income taxes	$0	$0

See accompanying notes to the consolidated financial statements.

Alternative Energy Sources, Inc.
Notes to the Condensed Consolidated Financial Statements

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

The accompanying financial statements have been prepared on the basis that we will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. Since inception we have been engaged in product development and pre-operational activities and have not generated any revenue. During 2006 we announced plans to construct three ethanol plants, one in Iowa and two in Illinois. On August 15, 2006 we announced our plans to build a 110-million gallon per year ethanol plant in Boone County Iowa, and anticipate that the plant will be operational in the first half of 2009. On August 21, 2006 we announced plans to build a 110-million gallon per year ethanol plant in Kankakee Illinois and also anticipate that the plant will be operational in the first half of 2009. On October 23, 2006 we announced plans to construct a plant in Greenville, Illinois and plan to have this plant operational in the first half of 2009.

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

Restrictions on Cash

All restrictions on cash are properly disclosed and restricted amounts are appropriately segregated from other cash items in accordance with Statement of Financial Accounting Standards No. 5. As of March 31, 2007 restricted cash totaled $629,314 consisting primarily of an irrevocable letter of credit held as security deposit for office space. This is per the lease agreement with Broadway Properties, LLC.

Concentration of Credit Risk

As of March 31, 2007 our cash and cash equivalents are maintained in two financial institutions, First National Bank and USB Financial Services, Inc. The balance of cash in First National Bank is insured by the Federal Deposit Insurance Corporation up to $100,000. The balance of cash and cash equivalents in the USB Financial Services, Inc. account is not insured. At March 31, 2007, our uninsured cash balance totaled approximately $5,813,059.

Income Taxes

We account for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”). Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expenses or benefits due to our not having any material operations for the period ending March 31, 2007.

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

As of March 31, 2007, potential future dilutive securities include 12,000,000 shares issuable under outstanding warrants for a five year period at an exercise price of $2.00 per share, and 1,904,000 shares issuable under outstanding employee stock options.

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

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, including cash, accounts payable and accrued liabilities, approximate their fair value as of March 31, 2007.

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

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes” which defines the threshold for recognizing the benefits of tax return positions in the financial statement as “more-likely-than-not” to be sustained by the taxing authority. FIN 48 also prescribes a method for computing the tax benefit positions to be recognized in the financial statements. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company is a development stage company and as such, deferred tax assets arising from net operation loss carryforwards were fully offset by a deferred tax valuation reserve resulting in no current or deferred income tax expenses or benefits for the period ended March 31, 2007.

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

NOTE 4 - STOCK BASED COMPENSATION

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

Expected Volatility	57.9%
Expected term (in years)	6.0-6.25
Expected dividends	0
Risk-free rate of return (weighted average)	4.84
Grant date fair value—500,000 options	$1.00
Grant date fair value—1,029,000 options	$2.19 to $2.58
Grant date fair value—375,000 options	$1.15 to $1.80
Expected forfeitures	0

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

A summary of the stock option activity for the three months ended March 31, 2007, is listed below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)
Outstanding at December 31, 2006	1,604,000	$1.90	9.4
Granted	300,000	$1.26	9.8
Exercised	-	-	-
Forfeited	-	-	-

Outstanding at March 31, 2007	1,904,000	$1.80	9.4

Exercisable at March 31, 2007	-	-	-

As of March 31, 2007 there was $1,728,146 of total unrecognized compensation cost related to the outstanding stock options that will be recognized over straight-line vesting periods of three or four years.

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

Common stock

A summary of the warrant activity for the period ended March 31, 2007 is set forth below:

		WEIGHTED
		AVERAGE
	NUMBER OF	EXERCISE
	WARRANTS	PRICE
Outstanding at December 31, 2006	12,000,000	$2.00
Granted	0	0
Exercised	0	0
Canceled or Expired	0	0

Outstanding at March 31, 2007	12,000,000	$2.00

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

NOTE 7: LEASE COMMITMENT

The Company leases a copier and an office facility under operating lease agreements with the following approximate future minimum rental commitments:

2007	$17,500
2008	247,000
2009	247,000
2010	247,000
2011	246,000
$1,004,500

The Company recognized rent expense related to the above leases of approximately $17,900 for the three months ended March 31, 2007.

NOTE 8 - INCOME TAXES

Components of deferred assets consisted of the following:

Deferred tax asset
Net operating loss carryforward	$1,458,000
Less: Valuation allowance	(1,458,000)
Net deferred tax asset	$0

The year to date net change in the valuation allowance was $519,000.

At March 31, 2007, the company had approximately $3,645,000 of net operating loss carryforwards which expire in 2021.

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

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and our 2006 audited consolidated financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006. Those financial statements include additional information about our significant accounting policies and practices and the events that underlie our financial results. Except for the historical information contained herein, the matters discussed below are forward-looking statements that involve certain risks and uncertainties.

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

Our ability to continue as a going concern is dependent upon obtaining the necessary financing to acquire, construct, or enter into other venture activities and generate profitable operations from our ethanol facilities in the future. Our financial statements as at and for the period ended March 31, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We expect to incur substantial expenditures to further our capital investment programs and our available cash on hand may not be sufficient to satisfy our current obligations and meet our capital investment objectives.

To address our ability to continue as a going concern, we intend to raise additional capital through the sale and issuance of equity shares and debt financing over the next twelve months. We also plan to expand our production, capacity, and product development and distribution opportunities using additional capital raised and cash provided by future operating activities.

The Company had no ethanol operations in the first quarter of 2007, and therefore no operating or material capital expenditures for the period. General and administrative expenditures for the three months ended March 31, 2007 totaled $1,392,539.

The Company anticipates an increase in recurring operating cash uses to approximately $180,000 per month in the second quarter of 2007. The Company also anticipates one-time project development cash uses of $530,000 per month in the second quarter of 2007.

Results of Operations

Operating Revenues

The Company is a development stage business engaged in product development and pre-operational activities and therefore has had no revenues since inception, including the three months ended March 31, 2007.

Cost of Sales and Gross Profit

The Company is a development stage business engaged in product development and pre-operational activities and therefore has had no revenues since inception, including the three months ended March 31, 2007.

General and Administrative Expenses

The Company expended $3,958,485 since inception through March 31, consisting mostly of payroll, investor relations, advertising, professional services and consulting, travel and stock based compensation expenses.

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

Liquidity and Capital Resources

Liquidity

During the period from inception to March 31, 2007, we funded our operating expenditures from cash balances which were received from our private offering of securities in June, 2006.

Our cash balance at March 31, 2007 was $983,745.

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

None.

Item 3. Defaults on Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed with or incorporated as part of this report as required by Item 601 of Regulation S-B:

Exhibit No.	Description	Reference

10.1	Non-Qualified Stock Option Agreement between the Company and John D. McNamara dated January 5, 2007. *

10.2	Non-Qualified Stock Option Agreement between the Company and Mike Espy dated January 5, 2007. *

10.3	Non-Qualified Stock Option Agreement between the Company and Douglas D. Wilner dated January 5, 2007. *

10.4	Non-Qualified Stock Option Agreement between the Company and James L. Spigarelli dated January 10, 2007.*

10.5	Form of Non-Qualified Stock Option Agreement.*

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTERNATIVE ENERGY SOURCES, INC.

Date: May 15, 2007

/s/ Mark Beemer By: Mark Beemer
Its: Chief Executive Officer

Date: May 15, 2007

/s/ John Holland By: John Holland
Its: Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Reference

10.1	Form of Non-Qualified Stock Option Agreement between the Company and John D. McNamara dated January 5, 2007. *

10.2	Form of Non-Qualified Stock Option Agreement between the Company and Mike Espy dated January 5, 2007. *

10.3	Form of Non-Qualified Stock Option Agreement between the Company and Douglas D. Wilner dated January 5, 2007. *

10.4	Form of Non-Qualified Stock Option Agreement between the Company and James L. Spigarelli dated January 10, 2007.*

10.5	Form of Non-Qualified Stock Option Agreement.*

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith.