Form 10QSB
period 2007-06-30
ALTERNATIVE ENERGY SOURCES INC
filed 2007-08-09
CIK 1175867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes ☐     No ☒

As of June 30, 2007, the latest practicable date, 40,500,009 of the issuer’s common shares, $.0001 par value, were issued and outstanding.

Transitional Small Business Disclosure Format (Check one):

Yes ☐     No ☒

ALTERNATIVE ENERGY SOURCES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2007 AND DECEMBER 31, 2006

	June 30, 2007	December 31, 2006
ASSETS
Current Assets
Cash-Unrestricted	$513,212	$304,266
Cash and cash equivalents -Restricted	636,702	622,079
Investments	2,872,482	6,800,000
Prepaid expenses	30,611	718,433

Total Current Assets	4,053,007	8,444,778

Property and equipment, net	45,072	33,947

Other assets	3,005,057	592,954

TOTAL ASSETS	$7,103,136	$9,071,679

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$495,955	$103,930
Accrued liabilities	26,901	99,421
TOTAL LIABILITIES	$522,856	$203,351

Commitments and Contingencies	-	-

Stockholders’ Equity

Common stock, $.0001 par value, 75,000,000
shares authorized, 40,500,009 shares issued
and outstanding	4,050	4,050

Additional paid-in capital	11,492,722	11,212,839

Accumulated deficit	(4,916,492)	(2,348,561)

TOTAL STOCKHOLDERS’ EQUITY	6,580,280	8,868,328

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,103,136	$9,071,679

See accompanying notes to the condensed consolidated financial statements.

ALTERNATIVE ENERGY SOURCES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
For the Three and Six Month Periods Ended June 30, 2007 and 2006 and
for the period beginning May 10, 2006 (Inception) to June 30, 2007

	Three Months Ended June 30,		Six Months Ended June 30,		May 10, 2006 to June 30, 2007
	2007	2006	2007	2006

Operating Revenues	$0	$0	$0	$0	$0

Cost of Sales	0	0	0	0	0

Gross Profit	0	0	0	0	0

General and Administrative Expenses	1,340,118	49,895	2,732,657	49,895	5,298,603

Operating Loss	(1,340,118)	(49,895)	(2,732,657)	(49,895)	(5,298,603)

Investment and Other Income	69,181	5,636	165,274	5,636	383,788
Interest Expense	(411)	0	(548)	0	(1,677)
Loss Before Income Tax	(1,271,348)	(44,259)	(2,567,931)	(44,259)	(4,916,492)

Provision for Income Taxes	0	0	0	0	0

Net Loss	$(1,271,348)	$(44,259)	$(2,567,931)	$(44,259)	$(4,916,492)

Net Loss per share:
Basic and diluted	$(0.03)	$(0.00)	$(0.06)	$(0.00)	$(0.12)

Weighted Average Number of Shares Outstanding
Basic and diluted	40,500,009	40,500,000	40,500,009	40,500,000	40,500,009

See accompanying notes to the condensed consolidated financial statements.

ALTERNATIVE ENERGY SOURCES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three and Six Month Periods Ended June 30, 2007 and 2006 and
for the period beginning May 10, 2006 (Inception) to June 30, 2007

	Three Months Ended June 30,		Six Months Ended June 30,		May 10, 2006 to June 30,
	2007	2006	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,271,348)	$(44,259)	$(2,567,931)	$(44,259)	$(4,916,492)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,561	0	6,749	0	10,639
Stock based compensation expense	140,608	4,372	279,883	4,372	449,271
Write-Off Capitalized Project Costs	150,000	0	150,000	0	150,000
Excess tax benefits from share-based payment arrangements	(49,213)	(1,530)	(97,959)	(1,530)	(157,245)
Changes in assets and liabilities:
Prepaid expenses	262,288	(18,302)	687,822	(18,302)	(30,611)
Accounts payable	10,909	0	392,025	0	495,955
Accrued liabilities	(38,377)	0	(72,520)	0	26,901
Net cash (used) in operating activities	(791,572)	(59,719)	(1,221,931)	(59,719)	(3,971,582)

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property and equipment	(10,922)	0	(17,874)	0	(55,711)
Deposits	(30,000)	0	(901,513)	0	(1,277,467)
Capitalized Project Costs	(1,107,382)	0	(1,660,590)	0	(1,877,590)
Purchase of investments	(1,322,482)	0	(6,372,482)	0	(13,172,482)
Redemption of investments	2,750,000	0	10,300,000	0	10,300,000
Restrictions on Investments	(7,388)	0	(14,623)	0	(636,702)
Net cash provided by (used in) investing activities	271,826	0	1,332,918	0	(6,719,952)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from private placement offering	0	11,047,501	0	11,047,501	11,047,501
Excess tax benefits from share-based payment arrangements	49,213	1,530	97,959	1,530	157,245
Net cash provided by financing activities	49,213	11,049,031	97,959	11,049,031	11,204,746

Net increase (decrease) in cash and cash equivalents	(470,533)	10,989,312	208,946	10,989,312	513,212
Cash and cash equivalents, beginning of period	983,745	0	304,266	0	0
Cash and cash equivalents, end of period	$513,212	$10,989,312	$513,212	$10,989,312	$513,212

Supplemental disclosure of cash flows information:
Cash paid during the quarter for:
Interest	$411	$0	$548	$0	$1,677
Income taxes	$0	$0	$0	$0	$0

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

On June 19, 2006, Beemer Acquisition Corporation (“BAC”) entered into an Agreement and Plan of Merger and Reorganization with Beemer Energy, Inc., (“BEI”) a privately held Delaware corporation, whereby, the holders of BEI’s issued and outstanding capital stock before the merger surrendered all of their issued and outstanding capital stock to us in exchange for 12,900,000 shares of our common stock. Concurrently with the consummation of the merger, we closed a private offering of our common stock and warrants to purchase our common stock. The shareholders of Alternative Energy Sources, Inc. prior to the merger retained 15,000,000 shares of our common stock. As a result of the merger and the offering, the shareholders of Alternative Energy Sources, Inc. prior to the merger received approximately 37% of the issued and outstanding shares of common stock and the former shareholders of BEI, investors and a finder that received shares of common stock in connection with offering own approximately 63% of the issued and outstanding shares of common stock.

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

The accompanying condensed unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the December 31, 2006 audited financial statements and accompanying notes thereto. While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon facts that will exist and procedures that will be accomplished by the company later in the year. These results are not necessarily indicative of the results to be expected for the full year.

These condensed unaudited financial statements reflect all adjustments, including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

NOTE 2 - GOING CONCERN

We are currently a development stage enterprise. All losses accumulated since the inception of business have been considered as part of our development stage activities.

The accompanying financial statements have been prepared on the basis that we will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. Since inception we have been engaged in product development and pre-operational activities and have not generated any revenue. During 2006 we announced plans to construct three ethanol plants, one in Iowa and two in Illinois. On August 15, 2006 we announced our plans to build a 110-million gallon per year ethanol plant in Boone County Iowa, and anticipate that the plant will be operational in the first half of 2009. On August 21, 2006 we announced plans to build a 110-million gallon per year ethanol plant in Kankakee Illinois and also anticipate that the plant will be operational in the first half of 2009. On October 23, 2006 we announced plans to construct a plant in Greenville, Illinois and have advanced development of this location at a slower pace to conserve funds. We expect to receive the air permit for Greenville in the third quarter. We will not complete funding for the Greenville plant in this round of financing. To continue our progress, complete construction and commence operation of the Boone County Iowa and Kankakee plants (the “Plants”) we will need to raise approximately $730 million in new capital over the next twelve months. The new capital raised is intended to cover the cost of construction, capitalized interest during construction, pre-operating costs, financing and legal fees and the necessary working capital to operate the Plants and provide for risk management hedging activities.

NOTE 3 - DEVELOPMENT STAGE ENTERPRISE

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No.7 "Accounting and Reporting by Development Stage Enterprises". The Company has devoted substantially all of its efforts to business planning, research and development. Additionally, the Company has allocated a substantial portion of their time and investment in bringing their product to market and raising capital.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Restrictions on Cash

All restrictions on cash are properly disclosed and restricted amounts are appropriately segregated from other cash items in accordance with Statement of Financial Accounting Standards No. 5. As of June 30, 2007 restricted cash totaled $636,702 consisting primarily of an irrevocable letter of credit held as security deposit for office space. This is per the lease agreement with Broadway Properties, LLC.

Concentration of Credit Risk

As of June 30, 2007 our cash and cash equivalents are maintained in two financial institutions, First National Bank and USB Financial Services, Inc. The balance of cash in First National Bank is insured by the Federal Deposit Insurance Corporation up to $100,000. The balance of cash and cash equivalents in the USB Financial Services, Inc. account is not insured. At June 30, 2007, our uninsured cash balance totaled approximately $3,922,396.

Income Taxes

We account for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”). Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expenses or benefits due to our not having any material operations for the period ending June 30, 2007.

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

As of June 30, 2007, potential future dilutive securities include 12,000,000 shares issuable under outstanding warrants for a five year period at an exercise price of $2.00 per share, and 1,914,000 shares issuable under outstanding stock options.

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

Stock Based Compensation

We have adopted the provisions of Statement of Financial Accounting Standards (SFAS) 123R, Share-Based Payment, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123R, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant).

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, including cash, accounts payable and accrued liabilities, approximate their fair value as of June 30, 2007.

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

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes” which defines the threshold for recognizing the benefits of tax return positions in the financial statement as “more-likely-than-not” to be sustained by the taxing authority. FIN 48 also prescribes a method for computing the tax benefit positions to be recognized in the financial statements. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company is a development stage company and as such, deferred tax assets arising from net operation loss carryforwards were fully offset by a deferred tax valuation reserve resulting in no current or deferred income tax expenses or benefits for the period ended June 30, 2007.

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

NOTE 5 - OTHER ASSETS

At June 30, 2007 and December 31, 2006, other assets consisted of the following:

	June 30, 2007	December 31, 2006
Deposits	$1,277,467	$375,954
Capitalized Project Costs	1,727,590	217,000
Total	$3,005,057	$592,954

NOTE 6 - STOCK BASED COMPENSATION

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

Expected Volatility	56.8 - 57.9%
Expected term (in years)	6.0-6.25
Expected dividends	0
Risk-free rate of return (weighted average)	4.84
Grant date fair value—500,000 options	$1.00
Grant date fair value—1,029,000 options	$2.19 to $ 2.58
Grant date fair value—375,000 options	$1.15 to $ 1.80
Grant date fair value—10,000 options	$0.87
Expected forfeitures	0

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

A summary of the stock option activity for the six months ended June 30, 2007, is listed below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)
Outstanding at December 31, 2006	1,604,000	$1.90	9.1
Granted	310,000	$1.25	9.5
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at June 30, 2007	1,914,000	$1.79	9.2
Exercisable at June 30, 2007	170,000	1.03	9.0

As of June 30, 2007 there was $1,592,630 of total unrecognized compensation cost related to the outstanding stock options that will be recognized over straight-line vesting periods of three or four years.

NOTE 7 - STOCKHOLDERS’ EQUITY

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

The Company has adopted View A from Issue Summary No. 1 and considers that the registration rights agreement and the warrants the Company has issued should be considered together as a unit and analyzed under Issue 00-19 of the Emerging Issue Task force (“Issue 00-19”). Since the maximum potential liquidated damages penalty payable by the Company in cash is less than a reasonable estimate of the difference in fair value between registered and unregistered share of our common stock, the combined instrument may be classified as equity under Issue 00-19.

Common stock

A summary of the warrant activity for the six month period ended June 30, 2007 is set forth below:

		WEIGHTED
		AVERAGE
	NUMBER OF	EXERCISE
	WARRANTS	PRICE
Outstanding at December 31, 2006	12,000,000	$2.00
Granted	0	0
Exercised	0	0
Canceled or Expired	0	0

Outstanding at June 30, 2007	12,000,000	$2.00

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company has entered into employment agreements with certain key personnel which provide for a base salary, yearly bonuses subject to the Company achieving certain target performance levels as set by the board, stock options under the 2006 Stock Option Plan and other benefits. Termination of the agreements may be made by either party with advance notice.

NOTE 9 - LEASE COMMITMENT

The Company leases a copier and an office facility under operating lease agreements with the following approximate future minimum rental commitments:

2007	$0
2008	247,000
2009	247,000
2010	247,000
2011	246,000
$987,000

 The Company recognized rent expense related to the above leases of approximately $20,000 and $38,000 for the three and six months ended June 30, 2007.

NOTE 10 - INCOME TAXES

Components of deferred assets consisted of the following:

Deferred tax asset
Net operating loss carryforward	$1,967,000
Less: Valuation allowance	(1,967,000)
Net deferred tax asset	$0

The year to date net change in the valuation allowance was $1,028,000.

At June 30, 2007, the company had approximately $4,916,000 of net operating loss carryforwards which expire in 2026 and 2027.

NOTE 11 - GENERAL AND ADMINISTRATIVE EXPENSES

At June 30, 2007 and December 31, 2006, general and administrative expenses consisted of the following:

	Three months ended June 30, 2007	Six months ended June 30, 2007
Payroll	$444,471	$886,799
Advertising	268,430	715,946
Professional Fees	271,137	634,151
Other general and administrative expenses	356,080	495,761
Total	$1,340,118	$2,732,657

NOTE 12 - SUBSEQUENT EVENT

The Company held a Special Meeting of the Stockholders on July 30, 2007 to consider and vote for several proposed amendments to its Certificate of Incorporation. The meeting was adjourned to allow additional time for the Company’s stockholders to cast their votes and for the Company to solicit votes. The meeting will reconvene on August 20, 2007 at 10:30 a.m., at the Company's offices at 310 West 20th Street, Kansas City, Missouri 64108. The record date for the Special Meeting was June 18, 2007 and the items to be considered were described in the Company’s Proxy Statement to stockholders dated July 2, 2007.

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

Although forward-looking statements in this Quarterly Report reflect the good faith judgment of management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements including, but not limited to, our inability to secure or generate sufficient operating cash flow to adequately maintain our generating facilities and service our debt, commodity pricing, intense competition for undervalued generating assets, environmental risks and general economic conditions and other financial, operational and legal risks and uncertainties detailed from time to time in the Company’s SEC filings. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in the our reports filed with the Securities and Exchange Commission which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows. This discussion should be read in conjunction with the consolidated financial statements including the related footnotes. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected.

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

We completed permitting for the Boone County Iowa and Kankakee Illinois plants in June 2007 and anticipate opening these plants for commercial production by the first half of 2009 (the “Plants”). Where the railroads support the loading of unit trains, we expect each plant to load a unit train of ethanol approximately every nine days, acting as a consistent pipeline to the end blender or refinery, and to load a unit train of DDGs approximately once a week. We continue to work on the development and permitting of our third plant in Greenville, Illinois, however, financing for this plant will be deferred until a second financing phase which we expect to commence after construction has begun of our first two plants.

We have earned no revenues to date and our current capital and other existing resources will be sufficient only to provide a limited amount of working capital. We will require significant additional capital within the next twelve months to implement our business plans and may be unable to obtain the additional capital.

Our business strategy and anticipated competitive advantage is to produce ethanol at the lowest cost by using:

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

Our ability to continue as a going concern is dependent upon obtaining the necessary financing to acquire, construct, or enter into other venture activities and generate profitable operations from our planned ethanol facilities in the future. Our financial statements as of and for the period ended June 30, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We expect to incur substantial expenditures to further our capital investment programs and our available cash and investments on hand will not be sufficient to satisfy our current obligations and meet our capital investment objectives.

To address our ability to continue as a going concern, we intend to raise additional capital through the sale and issuance of equity shares and debt financing over the next twelve months. To continue our progress, complete construction and commence operation of our Plants we will need to raise approximately $730 million in new capital over the next twelve months. This amount is intended to cover the cost of construction, capitalized interest during construction, pre-operating costs, financing and legal fees and the necessary working capital lines to operate the Plants and provide for risk management hedging activities. If we are unable to secure this financing or additional funds to cover our operating expenses we may not be able to continue as a going concern.

The Company had no ethanol operations in the first half of 2007, and therefore no material operating or capital expenditures for the period. General and administrative expenditures for the three and six months ended June 30, 2007 totaled $1,340,118 and $2,732,657.

The Company anticipates an increase in recurring operating cash uses to approximately $250,000 per month in the third quarter of 2007. The Company also anticipates one-time project development cash uses of $540,000 per month in the third quarter of 2007.

Results of Operations

Operating Revenues

The Company is a development stage business engaged in product development and pre-operational activities and therefore has had no revenues since inception, including the six months ended June 30, 2007.

Cost of Sales and Gross Profit

The Company is a development stage business engaged in product development and pre-operational activities and therefore has had no cost of sales or gross profit since inception, including the six months ended June 30, 2007.

General and Administrative Expenses

The Company expended $5,298,603 since inception through June 30, 2007 consisting mostly of payroll, stock based compensation, investor relations, advertising, professional services and travel.

Investment and Other Income

The Company has engaged a professional money management firm to invest its cash balances in highly liquid financial instruments. The earnings from these investments are included in this category on the financial statements.

Net Income (Loss) Available to Common Shares

The Company is a development stage business engaged in product development and pre-operational activities and therefore has had a $4,916,492 net loss since inception, including the six months ended June 30, 2007.

Liquidity and Capital Resources

Liquidity

During the period from inception to June 30, 2007, we funded our operating expenditures from cash balances which were received from our private offering of securities in June 2006.

Our cash balance was $513,212 and our investment balance was $2,872,482 at June 30, 2007. These funds are available to support the development of our business plans but are not sufficient to commence construction of the Plants without successfully securing additional funding. Future growth and acquisitions will depend on our ability to raise additional funds through equity or debt markets or both. We are currently involved in financing initiatives that would support future growth initiatives, which will also bring additional production and cashflow into the Company. However, there can be no assurance that we will be successful in our capital raise process and as a result we may not be able to continue to operate as a going concern.

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

Item 2.  Unregistered Sales of Equity Securities & Use of Proceeds

None.

Item 3.  Defaults on Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

On April 19, 2007, Alternative Energy Sources held its Annual Meeting of Shareholders

(a) The following directors were elected with the indicated number of votes set forth below:

	Votes For:	Votes Withheld:
Mark A. Beemer	23,545,064	73,787
Lee L. Blank	23,541,564	77,287
A. Michael Espy	23,539,164	79,687
John D. McNamara	23,546,464	72,387
W. Gordon Snyder	23,544,619	74,232
James L. Spigarelli	23,547,464	71,387
Douglas D. Wilner	23,544,464	74,387

(b) The proposal for the ratification of the appointment of Bagell, Josephs, Levine& Company LLC as independent auditors for 2007 was voted on and approved at the meeting by the following vote: For: 23,545,048, Withheld: 29,126, Abstain: 64,700.

(c) Votes were cast with respect to the approval of an amendment and restatement of the Company’s certificate of incorporation: For: 16,831,156, Withheld: 41,260, Abstain: 9,460.

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

ALTERNATIVE ENERGY SOURCES, INC.

Date: August 9, 2007

By: /s/ Mark Beemer
Mark Beemer
Its: Chief Executive Officer

Date: August 9, 2007

By: /s/ John Holland
John Holland
Its: Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Reference

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith.