Form 10QSB
period 2007-09-30
ALTERNATIVE ENERGY SOURCES INC
filed 2007-11-14
CIK 1175867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes ☐     No ☒

As of September 30, 2007, the latest practicable date, 40,500,009 of the issuer’s common shares, $.0001 par value, were issued and outstanding.

Transitional Small Business Disclosure Format (Check one):

Yes ☐     No ☒

ALTERNATIVE ENERGY SOURCES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

	September 30, 2007 (Unaudited)	December 31, 2006 (Audited)
ASSETS
Current Assets
Cash-Unrestricted	$127,243	$304,266
Cash and cash equivalents -Restricted	644,364	622,079
Investments	1,020,325	6,800,000
Prepaid expenses	28,631	718,433

Total Current Assets	1,820,563	8,444,778

Property and equipment, net	41,204	33,947

Deposits	1,320,067	375,954
Capitalized Project Costs	3,268,398	217,000
Total Other Assets	4,588,465	592,954

TOTAL ASSETS	$6,450,232	$9,071,679

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$487,651	$103,930
Accrued liabilities	70,285	99,421
TOTAL LIABILITIES	$557,936	$203,351

Commitments and Contingencies	-	-

Stockholders’ Equity

Preferred stock, $.0001 par value, 100,000,000 shares authorized, no shares issued and outstanding	0	0

Common stock, $.0001 par value, 575,000,000 shares authorized, 40,500,009 shares issued and outstanding	4,050	4,050

Additional paid-in capital	11,650,990	11,212,839

Accumulated deficit	(5,762,744)	(2,348,561)

TOTAL STOCKHOLDERS’ EQUITY	5,892,296	8,868,328

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,450,232	$9,071,679

See accompanying notes to the condensed consolidated financial statements.

ALTERNATIVE ENERGY SOURCES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Month Periods Ended September 30, 2007 and 2006 and
for the period beginning May 10, 2006 (Inception) to September 30, 2007

	Three Months Ended September 30,		Nine Months Ended September 30,		May 10, 2006 to September 30, 2007
	2007	2006	2007	2006

Operating Revenues	$0	$0	$0	$0	$0

Cost of Sales	0	0	0	0	0

Gross Profit	0	0	0	0	0

General and Administrative Expenses	881,253	1,174,149	3,613,909	1,224,023	6,179,856

Operating Loss	(881,253)	(1,174,149)	(3,613,909)	(1,224,023)	(6,179,856)

Investment and Other Income	38,433	83,331	203,707	88,966	422,221
Other Expense	(3,021)	0	(3,021)	0	(3,021)
Interest Expense	(411)	0	(960)	0	(2,088)
Loss Before Income Tax	(846,252)	(1,090,818)	(3,414,183)	(1,135,077)	(5,762,744)

Provision for Income Taxes	0	0	0	0	0

Net Loss	$(846,252)	$(1,090,818)	$(3,414,183)	$(1,135,077)	$(5,762,744)

Net Loss per share:
Basic and diluted	$(0.02)	$(0.03)	$(0.08)	$(0.03)	$(0.14)

Weighted Average Number of Shares Outstanding
Basic and diluted	40,500,009	40,500,000	40,500,009	40,500,000	40,500,009

See accompanying notes to the condensed consolidated financial statements.

ALTERNATIVE ENERGY SOURCES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three and Nine Month Periods Ended September 30, 2007 and 2006 and
for the period beginning May 10, 2006 (Inception) to September 30, 2007

	Three Months Ended September 30,		Nine Months Ended September 30,		May 10, 2006 to September 30,
	2007	2006	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(846,252)	$(1,090,818)	$(3,414,183)	$(1,135,077)	$(5,762,744)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,868	1,282	10,617	1,282	14,507
Stock based compensation expense	158,268	70,529	438,151	74,901	607,539
Unrealized gains on short-term investments	0	15,301	0	15,301
Write-Off Capitalized Project Costs	0	0	150,000	0	150,000
Excess tax benefits from share-based payment arrangements	(55,394)	(24,685)	(153,353)	(26,215)	(212,639)
Changes in assets and liabilities:
Prepaid expenses	1,980	(1,167,481)	689,802	(1,185,783)	(28,631)
Accounts payable	(8,304)	161,134	383,721	161,134	487,651
Accrued liabilities	43,384	5,400	(29,136)	5,400	70,285
Net cash (used) in operating activities	(702,450)	(2,029,338)	(1,924,381)	(2,089,057)	(4,674,032)

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property and equipment	0	(32,485)	(17,874)	(32,485)	(55,711)
Deposits	(42,600)	(204,800)	(944,113)	(204,800)	(1,320,067)
Capitalized Project Costs	(1,540,808)	0	(3,201,398)	0	(3,418,398)
Purchase of investments	(1,022,843)	(10,000,000)	(7,395,325)	(10,000,000)	(14,195,325)
Redemption of investments	2,875,000	1,577,727	13,175,000	1,577,727	13,175,000
Restrictions on Investments	(7,662)	0	(22,285)	0	(644,364)
Net cash provided by (used in) investing activities	261,087	(8,659,558)	1,594,005	(8,659,558)	(6,458,865)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from private placement offering	0	0	0	11,047,501	11,047,501
Excess tax benefits from share-based payment arrangements	55,394	24,685	153,353	26,215	212,639
Net cash provided by financing activities	55,394	24,685	153,353	11,073,716	11,260,140

Net increase (decrease) in cash and cash equivalents	(385,969)	(10,664,211)	(177,023)	325,101	127,243
Cash and cash equivalents, beginning of period	513,212	10,989,312	304,266	0	0
Cash and cash equivalents, end of period	$127,243	$325,101	$127,243	$325,101	$127,243

Supplemental disclosure of cash flows information:
Cash paid for:
Interest	$411	$0	$960	$0	$2,088
Income taxes	$0	$0	$0	$0	$0

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

On June 19, 2006, Beemer Acquisition Corporation (“BAC”) entered into an Agreement and Plan of Merger and Reorganization with Beemer Energy, Inc., (“BEI”) a privately held Delaware corporation, whereby the holders of BEI’s issued and outstanding capital stock before the merger surrendered all of their issued and outstanding capital stock to us in exchange for 12,900,000 shares of our common stock. Concurrently with the consummation of the merger, we closed a private offering of our common stock and warrants to purchase our common stock. The shareholders of Alternative Energy Sources, Inc. prior to the merger retained 15,000,000 shares of our common stock. As a result of the merger and the offering, the shareholders of Alternative Energy Sources, Inc. prior to the merger received approximately 37% of the issued and outstanding shares of common stock, immediately following the merger and the offering, the former shareholders of BEI, investors and a finder that received shares of common stock in connection with offering received approximately 63% of the issued and outstanding shares of common stock.

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

The accompanying financial statements have been prepared on the basis that we will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business and a successful conclusion to our capital raise process. Since inception we have been engaged in product development and pre-operational activities and have not generated any revenue. During 2006 we announced plans to construct three ethanol plants, one in Iowa and two in Illinois. On August 15, 2006 we announced our plans to build a 110-million gallon per year ethanol plant in Boone County Iowa. On August 21, 2006 we announced plans to build a 110-million gallon per year ethanol plant in Kankakee, Illinois. On October 23, 2006 we announced plans to construct a plant in Greenville, Illinois and have advanced development of this location at a slower pace to conserve funds. We received the air permit for Greenville in the third quarter. If we are successful in our financing efforts, we do not expect such financing to be sufficient to build the Greenville plant. To continue our progress, complete construction and commence operation of the Boone County, Iowa and Kankakee, Illinois plants (the “Plants”) we will need to raise approximately $730 million in new capital. The new capital raised is intended to cover the cost of construction, capitalized interest during construction, pre-operating costs, financing and legal fees and the necessary working capital to operate the Plants and provide for risk management hedging activities.

NOTE 3 - DEVELOPMENT STAGE ENTERPRISE

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No.7 "Accounting and Reporting by Development Stage Enterprises". The Company has devoted substantially all of its efforts to business planning, research and development. Additionally, the Company has allocated a substantial portion of its time and investment in raising capital.

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

Restrictions on Cash

All restrictions on cash are properly disclosed and restricted amounts are appropriately segregated from other cash items in accordance with Statement of Financial Accounting Standards No. 5. As of September 30, 2007 restricted cash totaled $644,364 consisting primarily of an irrevocable letter of credit held as security deposit for office space. This is per the lease agreement with Broadway Properties, LLC.

Concentration of Credit Risk

As of September 30, 2007 our cash and cash equivalents are maintained in two financial institutions, First National Bank and USB Financial Services, Inc. The balance of cash in First National Bank is insured by the Federal Deposit Insurance Corporation up to $100,000. The balance of cash and cash equivalents in the USB Financial Services, Inc. account is not insured. At September 30, 2007, our uninsured cash balance totaled approximately $1,691,932.

Income Taxes

We account for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”). Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expenses or benefits due to our not having any material operations for the period ending September 30, 2007.

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

As of September 30, 2007, potential future dilutive securities include 12,000,000 shares issuable under outstanding warrants for a five year period at an exercise price of $2.00 per share, and 2,839,000 shares issuable under outstanding stock options.

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

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, including cash, investments, accounts payable and accrued liabilities, approximate their fair value as of September 30, 2007.

New Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (FASB) issued statement 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements no. 133 and 140. This statement resolves issues addressed in Statement 133 Implementation Issue no. D1 “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This implementation guidance indicated that entities could continue to apply guidance related to accounting for beneficial interests in paragraphs 14 and 362 of Statement 140, which indicate that any security that can be contractually prepaid or otherwise settled in such a way that the holder of the security would not recover substantially all of its recorded investment should be subsequently measured like investments in debt securities classified as available for sale or trading, and may not be classified as held to maturity. Also, implementation issue D1 indicated that holders of beneficial interests in securitized financial assets that are not subject to paragraphs 14 and 362 of Statement 140 are not required to apply Statement 133 to those beneficial interests, pending further guidance. Statement 155 eliminates the exemption from Statement 133 for interests in securitized financial assets. It also allows the preparer to elect fair value measurement at acquisition, at issuance or when a previously recognized financial instrument is subject to a remeasurement event. The adoption of this statement has not had a material impact on our results of operations or financial position.

In March 2006, the FASB issued statement 156 Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140. Under statement 140, servicing assets and servicing liabilities are amortized over the expected period of estimated net servicing income or loss and assessed for impairment or increased obligation at each reporting date. This statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. Subsequent measurement of servicing assets and servicing liabilities at fair value is permitted, but not required. If derivatives are used to mitigate risks inherent in servicing assets and servicing liabilities, those derivatives must be accounted for at fair value. Servicing assets and servicing liabilities subsequently measured at fair value must be presented separately in the statement of financial position and there are additional disclosures for all separately recognized servicing assets and servicing liabilities. The adoption of this statement has not had a material impact on our results of operations or financial position.

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes” which defines the threshold for recognizing the benefits of tax return positions in the financial statement as “more-likely-than-not” to be sustained by the taxing authority. FIN 48 also prescribes a method for computing the tax benefit positions to be recognized in the financial statements. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company is a development stage company and as such, deferred tax assets arising from net operation loss carryforwards were fully offset by a deferred tax valuation reserve resulting in no current or deferred income tax expenses or benefits for the period ended September 30, 2007.

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

NOTE 5 - STOCK BASED COMPENSATION

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

Stock options— Stock options have a ten-year life and vest ratably over three to four years beginning on the first anniversary of the date of the grant. The option holder has no voting or dividend rights. The grant prices are equal to the market prices at date of grant. For employees, the Company records the expense of the stock options over the related vesting period. For non-employees, the Company records the expense of the stock options at the time they are granted. The options were valued using the Black-Scholes option-pricing model at the date of grant using the following assumptions:

Expected Volatility	56.8 - 59.8%
Expected term (in years)	6.0-6.25
Expected dividends	0
Risk-free rate of return (weighted average)	4.76%
Grant date fair value—500,000 options	$1.00
Grant date fair value—1,029,000 options	$2.19 to $ 2.58
Grant date fair value—375,000 options	$1.15 to $ 1.80
Grant date fair value—10,000 options	$0.87
Grant date fair value—925,000 options	$0.67
Expected forfeitures	0

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

A summary of the stock option activity for the nine months ended September 30, 2007, is listed below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)
Outstanding at December 31, 2006	1,604,000	$1.90	8.9
Granted	1,235,000	$0.82	9.7
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at September 30, 2007	2.839,000	$1.43	9.3
Exercisable at September 30, 2007	405,915	$1.78	8.9

As of September 30, 2007 there was $1,811,378 of total unrecognized compensation cost related to the outstanding stock options that will be recognized over straight-line vesting periods of three or four years.

NOTE 6 - STOCKHOLDERS’ EQUITY

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

Pursuant to a Registration Rights Agreement among the Company and the investors in the offering, the Company committed to file a registration statement covering the common stock issued in connection with the offering, including the common stock underlying the warrants, within 120 days from the Closing Date. The Company filed the registration statement on October 11, 2006. The Company also committed to cause the registration statement to become effective within 120 days of its filing which was accomplished on February 12, 2007. In addition, the Company agreed to maintain the effectiveness of this registration statement through the first anniversary of the Closing Date and use its best efforts to maintain the effectiveness through the second anniversary of the date the registration statement is declared effective by the SEC or until the holding period of Rule 144(k) promulgated under the Securities Act of 1933, as amended (the “Securities Act”), has been satisfied for the investors in the Offering with respect to all of their shares, whichever is earlier.

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

Common stock

A summary of the warrant activity for the nine month period ended September 30, 2007 is set forth below:

	NUMBER OF WARRANTS	WEIGHTED AVERAGE EXERCISE PRICE
Outstanding at December 31, 2006	12,000,000	$2.00
Granted	0	0
Exercised	0	0
Canceled or Expired	0	0

Outstanding at September 30, 2007	12,000,000	$2.00

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company has entered into employment agreements with certain key personnel which provide for a base salary, yearly bonuses subject to the Company achieving certain target performance levels as set by the board, stock options under the 2006 Stock Option Plan and other benefits. Termination of the agreements may be made by either party with advance notice.

NOTE 8 - LEASE COMMITMENT

The Company leases a copier and an office facility under operating lease agreements with the following approximate future minimum rental commitments:

2007	$0
2008	247,000
2009	247,000
2010	247,000
2011	246,000
$987,000

The Company’s office facility lease became effective on July 1, 2007. The lease provides for a six month rent holiday, during which the Company can occupy the office facility without making lease payments. The Company is accounting for this rent holiday in accordance with FASB Technical Bulletin 85-3, which requires that lease expense be recorded on a straight line basis over the entire term of the lease even through cash payments are not required to be made until 2008.

The Company recognized rent expense related to the above leases of approximately $58,000 and $96,000 for the three and nine months ended September 30, 2007.

NOTE 9 - INCOME TAXES

Components of deferred assets consisted of the following:

Deferred tax asset
Net operating loss carryforward	$2,305,000
Less: Valuation allowance	(2,305,000)
Net deferred tax asset	$0

The year to date net change in the valuation allowance was $1,366,000.

At September 30, 2007, the Company had approximately $5,763,000 of net operating loss carryforwards which expire in 2026 and 2027.

NOTE 10 - GENERAL AND ADMINISTRATIVE EXPENSES

At September 30, 2007, general and administrative expenses consisted of the following:

	Three months ended September 30, 2007	Nine months ended September 30, 2007
Payroll	$457,095	$1,343,894
Advertising	10,244	726,189
Professional Fees	137,834	771,986
Other general and administrative expenses	276,079	771,840
Total	$881,252	$3,613,909

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

Although forward-looking statements in this Quarterly Report reflect the good faith judgment of management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements including, but not limited to, the effects and outcomes of strategic evaluations; the results of discussions regarding the possible purchase of the Company; inability to: generate sufficient funds to implement our business plan, adequately maintain generating facilities, secure funds necessary for planned ethanol plant construction and service our debt; changes in commodity pricing, tariffs, taxing and subsidies; environmental risks; and general economic conditions as well as other financial, operational and legal risks and uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in the our reports filed with the Securities and Exchange Commission which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows. This discussion should be read in conjunction with the consolidated financial statements including the related footnotes. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected.

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

Overview

We are a development stage company that has been engaged in product development and pre-operational activities since its formation and have no operating history as a producer of ethanol. We have had no revenues since our inception. We are planning to engage in the business of constructing, owning and operating fuel grade ethanol plants in the Midwest corn-belt. The ethanol we plan to produce is intended to be used by refineries or blenders and ultimately blended with gasoline fuel for internal combustion engines. Additionally, we anticipate that the plants will be designed to produce dried distilled grains (DDGs), which are used in the manufacture of various animal feeds, and carbon dioxide.

We completed permitting for the Boone County, Iowa and Kankakee, Illinois plants in June 2007 and plan to open these plants for commercial production by the first half of 2009 (the “Plants”) if we secure financing by no later than early 2008. Where the railroads support the loading of unit trains, we expect each plant to load a unit train of ethanol approximately every nine days, acting as a consistent pipeline to the end blender or refinery, and to load a unit train of DDGs approximately once a week. We received the permit on our third plant site in Greenville, Illinois; however, financing for this plant will be deferred until a second financing phase which we plan to commence after construction has begun of our first two plants. The Company has options on the land for the Plants that expire in January 2008. If the Company is unable to extend the options it would lose the right to purchase the land to construct the Plants. In addition, in order to extend the options the Company will need to secure additional financing and there can be no assurance that the Company will be successful in this endeavor.

We have earned no revenues to date and our current capital and other existing resources will be sufficient only to provide a limited amount of working capital. We will require significant additional capital within the next three months to implement our business plans and may be unable to obtain the additional capital.

Our business strategy and anticipated competitive advantage is to produce ethanol at a lower cost by using:

Biomass fired plants for distillation energy as compared to natural gas fired plants.

Significant economies of scale with identical plants each producing greater than 110 million gallons of ethanol per year.

Unit train economics whereby both ethanol and DDGs are shipped in unit trains with dedicated power compared to single car shipments.

Lower cost producer status by way of spreading more fixed costs over more gallons, using biomass, and operating the plant with similar labor requirements as a 50 million gallon plant.

Our ability to continue as a going concern is dependent upon obtaining the necessary financing to acquire, construct, or enter into other venture activities and generate profitable operations from our planned ethanol facilities in the future. Our financial statements as of and for the period ended September 30, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We expect to incur substantial expenditures to further our capital investment programs and our available cash and investments on hand will not be sufficient to satisfy our current obligations and meet our capital investment objectives.

To address our ability to continue as a going concern, we have been seeking additional capital through the sale and issuance of equity and debt financing. At this point, we have not been able to obtain this capital.

To complete construction and commence operation of our Plants we will need to raise approximately $730 million in new capital. This amount is intended to cover the cost of construction, capitalized interest during construction, pre-operating costs, financing and legal fees and the necessary working capital lines to operate the Plants and provide for risk management hedging activities. If we are unable to secure this financing we plan to pursue operating funds to continue our efforts to secure financing for the Plants. If we are unable to obtain these operating funds we may not be able to continue as a going concern.

The Company had no ethanol operations in the first three quarters of 2007, and therefore no material operating or capital expenditures for the period. General and administrative expenditures for the three and nine months ended September 30, 2007 totaled $881,253 and $3,613,909.

The Company anticipates a reduction in recurring operating cash uses to approximately $190,000 per month in the fourth quarter of 2007. The Company also anticipates no project development expenditures in the fourth quarter of 2007.

The Company’s Board of Directors has formed a Special Committee comprised of W. Gordon Snyder and Douglas D. Wilner to explore and evaluate strategic alternatives aimed at enhancing shareholder value for the Company's non-management stockholders. Strategic alternatives being considered include a possible sale of the Company. The Special Committee has retained the investment banking firm of Christenberry Collet & Company, Inc. to provide independent financial advisory services and has engaged Stinson Morrison Hecker LLP as independent legal counsel. No strategic alternative will be pursued unless it is recommended by the Special Committee.

The Company and a privately-held company (the "Potential Acquiror") have entered into a letter agreement to provide financial assurances to the Potential Acquiror for the time and expense incurred in evaluating a possible purchase of the Company. Under the terms of the letter agreement, the Company is free to pursue any strategic transaction including the sale of the company to another acquiror but is required to pay the Potential Acquiror a fee of $500,000 (and reimburse its reasonable expenses up to $500,000) if, within one year, the Company enters into an agreement with respect to a change-of-control transaction with another acquiror. However, that fee would be payable only upon consummation of such a transaction.

The acquisition consideration currently being explored with the Potential Acquiror for the acquisition of shares held by non-management stockholders involves an election to receive either $0.50 per share in cash or a lower cash price per share, together with contingent consideration, the amount of which would be capped and would depend upon the future financial contribution which may be provided by certain assets of the Company. These exploratory discussions also contemplate that the Company's management stockholders would exchange their stock for stock of the Potential Acquiror based on the same valuation that would be used to determine the acquisition consideration for the non-management stockholders.

The Company has not entered into an agreement with the Potential Acquiror providing for the purchase of the Company. There is no assurance that the Company will enter into such an agreement and, if the Company does enter into such an agreement, no assurance can be given as to the amount or form of the consideration to be paid for the shares. There can also be no assurance regarding whether the Board will elect to pursue any other strategic alternatives it may consider, or that any such alternatives will be consummated. The Company does not intend to provide updates or make any further comment until the outcome of the process is determined or until there are significant developments.

Results of Operations

Operating Revenues

The Company is a development stage business engaged in product development and pre-operational activities and therefore has had no revenues since inception, including the nine months ended September 30, 2007.

Cost of Sales and Gross Profit

The Company is a development stage business engaged in product development and pre-operational activities and therefore has had no cost of sales or gross profit since inception, including the nine months ended September 30, 2007.

General and Administrative Expenses

The Company expended $6,179,856 since inception through September 30, 2007 consisting mostly of payroll, stock based compensation, investor relations, advertising, professional services and travel.

Investment and Other Income The Company has engaged a professional money management firm to invest its cash balances in highly liquid financial instruments. The earnings from these investments are included in this category on the financial statements.

Net Income (Loss) Available to Common Shares

The Company is a development stage business engaged in product development and pre-operational activities and therefore has had a $5,762,744 net loss since inception, including the nine months ended September 30, 2007.

Liquidity and Capital Resources

Liquidity

During the period from inception to September 30, 2007, we funded our operating expenditures from cash balances which were received from our private offering of securities in June 2006.

Our cash balance was $127,243 and our investment balance was $1,020,325 at September 30, 2007. These funds are available to support the development of our business plans but are not sufficient to commence construction of the Plants without successfully securing additional funding. Our ability to continue operating will depend on our ability to raise additional funds through equity or debt markets or both. We have been seeking additional capital through the sale and issue of equity and debt financing. At this point we have not been able to obtain this capital.

Our initiatives to raise debt or equity financing to fund capital expenditures or other acquisition and development opportunities may be affected by a number of factors, including the market value of our Common Stock. If the price of our Common Stock declines, then our ability to utilize our stock either directly or indirectly through convertible instruments for raising capital could be negatively affected. Also, raising funds by issuing stock or other equity securities would further dilute our existing stockholders, and this dilution would be exacerbated by a decline in stock price. Any securities we issue may have rights, preferences and privileges that are senior to our existing equity securities. Borrowing money may also involve pledging some or all of our assets.

If we are unable to obtain financing we may not be able to continue as a going concern.

The Company has filed a claim related to the Louis Zehil matter that was disclosed in Item 3, Legal Proceedings, in the Company’s annual report filed on form 10KSB in March 2007. The claim totals approximately $2 million. There can be no assurance that the Company will receive funds for this claim. Further if the Company’s claim is accepted, the amount and timing of funds received cannot be reasonably estimated at this time.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as described in Item 303(c) of Regulation S-B, promulgated by the Securities and Exchange Commission.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report as required by Rule 13a-15 of the Exchange Act. Based on their evaluation of our disclosure controls and procedures, they have concluded that as of the end of the period covered by this report our disclosure controls and procedures are effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

The following exhibits are filed with or incorporated as part of this report as required by Item 601 of Regulation S-B:

Exhibit No.	Description	Reference

3.1	Certificate of Amendment of the Certificate of Incorporation. *

10.1	Letter Agreement with a Potential Acquiror dated November 9, 2007.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 9, 2007 (File No. 000-51762).

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTERNATIVE ENERGY SOURCES, INC.

Date: November 13, 2007

By:	/s/ Mark Beemer
Mark Beemer
Its: Chief Executive Officer

Date: November 13, 2007

By:	/s/ John Holland
John Holland
Its: Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Reference

3.1	Certificate of Amendment of the Certificate of Incorporation. *

10.1	Letter Agreement with a Potential Acquiror dated November 9, 2007.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 9, 2007 (File No. 000-51762).

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith.