Form 10KSB
period 2007-12-31
ALTERNATIVE ENERGY SOURCES INC
filed 2008-03-31
CIK 1175867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO
SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

$ 3,380,376 as of March 20, 2007

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

40,500,009 on March 20, 2007

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

We are a development stage company that has been engaged in product development and pre-operational activities since its formation and have no operating history as a producer of ethanol. Prior to the first quarter of 2008, we had no revenues. We had planned to engage in the business of constructing, owning and operating fuel grade ethanol plants in the Midwest corn-belt. To date, we have been unsuccessful in securing the necessary capital to implement our business plan. In order to continue in business it will be necessary to generate cash flow; otherwise the Company will have insufficient funds to continue its business. To generate cash flow, commencing in the first quarter of 2008, we have sought to provide management advisory and consulting services. While we have generated a limited amount of revenue from our consulting activity in early 2008, monthly revenue has not been sufficient to cover the Company’s monthly operating expenses. Our only revenue has been derived from a consulting agreement that is scheduled to terminate effective March 31, 2008. As of the date of this report, we have no other immediate prospects of generating additional revenue, other than the proceeds from the settled lawsuit against McGuireWoods LLP discussed below and in Item 3 of this Annual Report.

Our financial statements as of and for the period ended December 31, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. There can be no guarantee that we will be successful in generating sufficient cash flow from consulting and advisory services to continue as a going concern. If we are unsuccessful, we will cease operations.

The Company had no ethanol operations during 2007, and therefore no material operating or capital expenditures for the period. General and administrative expenditures for the year ended December 31, 2007 totaled $6,852,367. The Company is attempting to reduce its recurring operating cash uses to approximately $150,000 per month in the second quarter of 2008. The Company also anticipates no project development expenditures in 2008 unless significant funding is received.

On January 31, 2008 the Company filed a Petition of Damages in the Circuit Court of Jackson County, Missouri that was subsequently removed to the United States Federal Court for the Western District of Missouri, against McGuireWoods LLP relating to damages caused by defendants actions in the Company’s $12 million private placement of shares in 2006. The Company has entered into a settlement agreement with McGuireWoods LLP pursuant to which the Company would receive approximately $320,000, after expenses related to the suit are paid. These funds are expected to be received in April, 2008.

If we are successful in bringing down our costs to $150,000 per month, and are paid the $320,000 we expect to receive from the McGuireWoods LLP settlement, we estimate we have sufficient cash on hand to continue our business until June, 2008.

To address our ability to continue as a going concern, we have been seeking additional capital through the sale and issuance of equity and debt financing. At this point, we have not been able to obtain this capital.

Our plan was to construct ethanol plants in Boone County, Iowa and Kankakee, Illinois and all permits for those plants were obtained in June, 2007. However, as noted above, we have been unable to obtain the capital to construct the plants. As a result, we were unable to extend the option to purchase land for the Kankakee, Illinois plant. We extended the option to purchase land for the Boone County, Iowa plant until the end of 2008 but must obtain capital to construct the plant which in the current environment may not be possible.

To complete construction and commence operation of the two plants we will need to raise approximately $730 million in new capital. This amount is intended to cover the cost of construction, capitalized interest during construction, pre-operating costs, financing and legal fees and the necessary working capital lines to operate the Plants and provide for risk management hedging activities. If we are unable to obtain this new capital we may not be able to continue as a going concern.

The Company’s Board of Directors formed a Special Committee to explore and evaluate strategic alternatives aimed at enhancing shareholder value for the Company's non-management stockholders. Strategic alternatives considered include a possible sale of the Company. The Special Committee has retained the investment banking firm of Christenberry Collet & Company, Inc. to provide independent financial advisory services and has engaged Stinson Morrison Hecker LLP as independent legal counsel. No strategic alternative will be pursued unless it is recommended by the Special Committee.

The Company and a privately-held company (the “Potential Acquiror”) entered into a letter agreement to provide financial assurances to the Potential Acquiror for the time and expense incurred in evaluating a possible purchase of the Company. Under the terms of the letter agreement, the Company is free to pursue any strategic transaction including the sale of the Company to another acquiror but is required to pay the Potential Acquiror a fee of $500,000 (and reimburse its reasonable expenses up to $500,000) if, within one year, the Company enters into an agreement with respect to a change-of-control transaction with another acquiror. However, that fee would be payable only upon consummation of such a transaction. There can also be no assurance regarding whether the Board will elect to pursue any other strategic alternatives it may consider, or that any such alternatives will be consummated.

Alternative Energy Sources, Inc. was incorporated on April 8, 2002 as a development stage company that planned to profit by providing consulting services and selling wind energy power systems to the residential, agricultural and small business sectors throughout Washington, Idaho, Montana, and Oregon.

In the 3rd quarter of 2004, the Company stated on Form 10-QSB that it was changing its business plan from focusing on business opportunities within the alternative energy marketplace to identifying and pursuing the development of a new business plan and direction for the Company. The reason for the change of direction was based upon the Company’s inability to raise proceeds or generate revenue from its proposed business plan. Since August 19, 2004, until the first quarter of 2008, we had no revenues.

As of December 31, 2007, we had seven full time employees who are responsible for company-wide management, marketing, project management, logistics and administration. If we are successful in obtaining financing, thus allowing us to execute the business plan, we anticipate an increase in employees of up to 25 full time equivalents by the end of 2008. There can be no assurance that the Company will be successful in obtaining the necessary funding to execute our business plan.

RISK FACTORS

Risks Related to our Business

We are a development stage company with no operating history as a producer of ethanol.

We have no operating history in our contemplated ethanol production business and, to date, have not earned any revenues, except for limited revenue in 2008 from the performance of consulting services. We have announced plans to construct three ethanol plants (subsequently reduced to plans to construct two plants), but have not begun construction on any of the plants. Accordingly, it may be difficult for investors to evaluate our business prospects.

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

If we are successful in raising capital to construct our proposed ethanol plants, most of our revenues will be derived from the sale of ethanol and the related co-products that we plan to produce. We have announced plans to construct three ethanol plants. If commenced, our anticipated operations may be subject to significant interruption if any of our facilities experience a major accident or are damaged by severe weather or other natural disasters. In addition, our operations would be subject to labor disruptions and unscheduled downtime, or other operational hazards inherent in the ethanol industry, such as equipment failures, fires, explosions, abnormal pressures, blowouts, pipeline ruptures, transportation accidents and natural disasters. Some of these operational hazards may cause personal injury or loss of life, severe damage to or destruction of property and equipment or environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties. The insurance that we plan to obtain, if obtained, may not be adequate to fully cover the potential operational hazards described above.

We may not be able to continue as a going concern.

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have a history of operating losses that are likely to continue in the future. Our significant losses from operations and our dependence on equity and debt financing raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. Our operations must begin to provide sufficient revenues to improve our working capital position. Additionally, we will require additional capital to construct ethanol production facilities and commence our planned operations. If we are unable to raise additional capital we may need to revise our business plan, reduce the scope of our planned operations or discontinue our operations. If we are unable to secure additional funds in the immediate future we will likely be forced to cease operations in the second quarter of 2008. The current environment for receiving funding is extremely difficult and there can be no assurance that the Company will be able to obtain the necessary funding to continue operations. In such case, investors could lose their entire investment. As of December 31, 2007, our cash reserves were $69,091 and we had an additional $109,678 invested in money-market investments.

We may be unable to attract alternative potential acquirors

The Company has entered into a letter agreement with a privately-held company (the “Potential Acquiror”) providing financial assurances to the Potential Acquiror for the time and expense incurred in evaluating a possible purchase of the Company. Under the terms of the letter agreement, the Company is free to pursue any strategic transaction including the sale of the Company to another acquiror but is required to pay the Potential Acquiror a fee of $500,000 (and reimburse its reasonable expenses up to $500,000) if, within one year, the Company enters into an agreement with respect to a change-of-control transaction with another acquiror. The Company has not entered into an agreement with the Potential Acquiror providing for the purchase of the Company, and no assurance can be given that any such agreement will be executed. The obligations of the Company under the letter agreement, may significantly reduce the likelihood of attracting competing suitors or completing a sale of the Company to any entity other than the Potential Acquiror.

We may not be able to implement our business plan for construction or operation of ethanol plants and have not received the necessary funds for our planned ethanol plant construction.

We planned to grow our contemplated business by investing in new or existing facilities. In August, 2006 we announced plans to construct two ethanol plants - one in Iowa and one in Illinois. In October, 2006 we announced plans to construct one additional ethanol plant in Illinois. We were unable to extend the option to purchase land for our site in Illinois. We have extended the option on the Iowa site until the end of 2008, however, if we are unable to obtain the necessary funding to move our plans forward we will not be able to construct our plant.

To implement our business strategies we must obtain funding and have been unsuccessful to date in raising capital. Our funds on hand are not sufficient to continue operating as a going concern. If we are unable to secure additional funds in the immediate future we will likely be forced to cease operations in the second quarter of 2008. The current environment for receiving funding is extremely difficult and there can be no assurance that the Company will be able to obtain the necessary funding to continue operations. In such case, investors could lose their entire investment. As of December 31, 2007, our cash reserves were $69,091 and we had an additional $109,678 invested in money-market investments.

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

Our anticipated construction costs may also increase to levels that would make a new facility too expensive to complete or unprofitable to operate. Contractors, engineering firms, construction firms, and equipment suppliers also receive requests and orders from other ethanol companies and, therefore, we may not be able to secure their services or products on a timely basis or on acceptable financial terms. We may suffer significant delays or cost overruns as a result of a variety of factors, such as shortages of workers or materials, transportations constraints, adverse weather, unforeseen difficulties or labor issues, any of which could prevent us from commencing operations at our facilities.

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

The spread between ethanol and corn prices can vary significantly, and the recent lower levels of these spreads may continue.

The gross margin of our anticipated business depends principally on the spread between ethanol and corn prices. In recent periods, the spread between ethanol and corn prices has been at low levels, driven in large part by high corn prices and ethanol prices. Any further reduction in the spread between ethanol and corn prices, whether as a result of an increase in corn prices or a reduction in ethanol prices, would adversely affect our anticipated results of operations and financial position.

The market for natural gas is subject to market conditions that create uncertainty in the price and availability of the natural gas that the Company may use in our anticipated manufacturing process.

Our contemplated business may rely upon third parties for supplies of natural gas, which is consumed in the manufacture of ethanol. The prices for and availability of natural gas is subject to volatile market conditions. These market conditions often are affected by factors beyond our control, such as higher prices resulting from colder than average weather conditions and overall economic conditions. Significant disruptions in the supply of natural gas could impair our ability to manufacture ethanol for our customers. Furthermore, increases in natural gas prices or changes in natural gas costs relative to natural gas costs paid by competitors could adversely affect our anticipated results of operations and financial position.

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

According to the Renewable Fuels Association, (the “RFA”), domestic ethanol production capacity has increased from 1.9 billion gallons per year (“BGY”) as of January 2001 to an estimated 6.5 BGY in 2007. During December 2007 ethanol was produced at a record level of 489 million gallons. The RFA estimates that, as of March 2008, approximately 6.2 BGY of additional production capacity is under construction or expansion. According to the RFA, at the end of December 2007, 134 ethanol refineries were in production with a capacity of 7.2BGY. The RFA has reported that, according to information provided to it, there are numerous ethanol projects that are seeking financing. Excess capacity in the ethanol industry would have an adverse effect on our contemplated results of operations, cash flows, and financial position. In a manufacturing industry with excess capacity, producers have an incentive to manufacture additional products for so long as the price exceeds the marginal cost of production (i.e., the cost of producing only the next unit, without regard for interest, overhead or fixed costs). This incentive can result in the reduction of the market price of ethanol to a level that is inadequate to generate sufficient cash flow to cover costs.

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

In the U.S., our contemplated business would compete with other corn processors, ethanol producers and refiners. As of March 2008, the top 7 producers accounted for at least 48% of the ethanol production capacity in the U.S., according to the RFA. A number of competitors are divisions of substantially larger enterprises and have substantially greater financial resources than we plan to have. Smaller competitors also pose a threat. Farmer-owned cooperatives and independent firms consisting of groups of individual farmers and investors have been able to compete successfully in the ethanol industry. These smaller competitors operate smaller facilities which do not affect the local price of corn grown in the proximity to the facility as much as larger facilities. In addition, many of these smaller competitors are farmer-owned and often require their farmer-owners to commit to selling them a certain amount of corn as a requirement of ownership. A significant portion of production capacity in the ethanol industry consists of smaller-sized facilities. Most new ethanol plants under development across the country are individually owned. In addition, institutional investors and high net worth individuals could heavily invest in ethanol production facilities and oversupply the demand for ethanol, resulting in lower ethanol price levels that might adversely affect the results of our contemplated operations and financial position.

The ethanol industry also includes increasing competition from international suppliers. Although there is a $0.54 per gallon tariff (which is scheduled to expire January 1, 2009) on foreign produced ethanol that is approximately equal to the blenders’ credit, ethanol imports equivalent to up to 7% of total domestic production in any given year from various countries were exempted from this tariff under the Caribbean Basin Initiative to spur economic development in Central America and the Caribbean. Currently, international suppliers produce ethanol primarily from sugar cane and have cost structures that may be substantially lower than ours.

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

The use of fuel oxygenates, including ethanol, was mandated through regulation, and much of the forecasted growth in demand for ethanol was expected to result from additional mandated use of oxygenates. Most of this growth was projected to occur in the next few years as the remaining markets switch from MTBE to ethanol. The recently enacted energy bill, however, eliminated the mandated use of oxygenates and established minimum nationwide levels of renewable fuels (ethanol, biodiesel or any other liquid fuel produced from biomass or biogas) to be included in gasoline. Because biodiesel and other renewable fuels in addition to ethanol are counted toward the minimum usage requirements of the renewable fuel standards set forth in the legislation, the elimination of the oxygenate requirement for reformulated gasoline may result in a decline in ethanol consumption, which in turn could have a material adverse effect on the results of our contemplated operations and financial condition. The legislation also included provisions for trading of credits for use of renewable fuels and authorized potential reductions in the Renewable Fuel Standard (“RFS”) minimum by action of a governmental administrator. In addition, the rules for implementation of the RFS and the energy bill are still under development.

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

If we are able to successfully pursue our business plan, we will become subject to various federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, and the health and safety of our employees. In addition, some of these laws and regulations require our contemplated facilities to operate under permits that are subject to renewal or modification. These laws, regulations and permits can often require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, natural resource damages, criminal sanctions, permit revocations and/or facility shutdowns.

Furthermore, if we are able to successfully implement our plan, we may become liable for the investigation and cleanup of environmental contamination at each of the properties that we may own or operate and at off-site locations where it may arrange for the disposal of hazardous substances. If these substances have been or are disposed of or released at sites that undergo investigation and/or remediation by regulatory agencies, we may be responsible under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or CERCLA, or other environmental laws for all or part of the costs of investigation and/or remediation, and for damages to natural resources. We may also be subject to related claims by private parties alleging property damage and personal injury due to exposure to hazardous or other materials at or from those properties. Some of these matters may require expending significant amounts for investigation, cleanup, or other costs.

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

The market price of our common stock is highly volatile and subject to wide fluctuations. A number of factors that are beyond our control contribute to this volatility, including:

•
Investor response to dilution caused by our issuance of additional shares of common stock and other forms of equity securities, which would occur in connection with future capital financings to fund our operations and growth, to attract and retain valuable personnel and in connection with future strategic partnerships with other companies;

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

If we are successful in implementing our business plan, our operating results will likely vary in the future primarily as the result of fluctuations in our revenues and operating expenses, including the coming to market of ethanol that we are able to produce, expenses that we incur, the price of ethanol in the commodities markets and other factors. Since our inception, we have not generated revenues on which investors may gauge our future performance. If our results of operations do not meet the expectations of current or potential investors, the price of our common stock may decline.

We do not expect to pay dividends in the foreseeable future.

We do not intend to declare dividends for the foreseeable future, as we anticipate that we will reinvest any future earnings, if any, in the development and growth of our business. Therefore, investors will not receive any funds unless they sell their common stock, and stockholders may be unable to sell their shares on favorable terms or at all. Investors cannot be assured of a positive return on investment or that they will not lose the entire amount of their investment in the common stock.

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

Based on the 40,500,009 shares of common stock that are outstanding as of March 20, 2008, our officers and directors beneficially own approximately 35.0% of our outstanding common stock. Such a high level of ownership by such persons may have a significant effect in delaying, deferring or preventing any potential change in control of us. Additionally, as a result of their high level of ownership, our officers and directors might be able to strongly influence the actions of the Board and the outcome of actions brought to our shareholders for approval. Such a high level of ownership may adversely affect the voting and other rights of our shareholders.

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

ITEM 2. DESCRIPTION OF PROPERTIES

No properties are or have been owned by the Company since its formation. The Company announced plans to construct plants in Boone County, Iowa; Kankakee, Illinois and Greenville, Illinois. However, the Company was only able to extend the option on the Boone County site until the end of 2008. The land options on the Kankakee and Greenville sites have lapsed. In addition, the Company leases its headquarters in Kansas City, Missouri.

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

On January 31, 2008 the Company filed a Petition of Damages in the Circuit Court of Jackson County, Missouri that was subsequently removed to the United States Federal Court for the Western District of Missouri, against McGuireWoods LLP relating to damages caused by defendants actions in the Company’s $12 million private placement of shares in 2006. The Company has entered into a settlement agreement with McGuireWoods LLP pursuant to which the Company would receive approximately $320,000, after expenses related to the suit are paid. These funds are expected to be received in April, 2008.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2007.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been quoted on the Over-the-Counter Bulletin Board under the symbol “AENS.OB” since July, 2004, but has only been actively traded since June 19, 2006. For the periods indicated, the following table sets forth the high and low bid prices per share of our common stock on the OTC Bulletin Board:

Quarter Ended	High	Low
December 31, 2007	$0.145	$0.135
September 30, 2007	$0.72	$0.65
June 30, 2007	$0.88	$0.84
March 31, 2007	$0.80	$0.76

Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of December 31, 2007 there were 40,500,009 shares of common stock issued and outstanding.

As of December 31, 2007, there were approximately 81 holders of record of shares of our common stock.

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

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Management’s Plan of Operation and Discussion and Analysis of Financial Condition and Results of Operations

We are a development stage company that has been engaged in product development and pre-operational activities since its formation and have no operating history as a producer of ethanol. Prior to the first quarter of 2008, we had no revenues. We had planned to engage in the business of constructing, owning and operating fuel grade ethanol plants in the Midwest corn-belt. To date, we have been unsuccessful in securing the necessary capital to implement our business plan. In order to continue in business it will be necessary to generate cash flow; otherwise the Company will have insufficient funds to continue its business. To generate cash flow, commencing in the first quarter of 2008, we have sought to provide management advisory and consulting services. While we have generated a limited amount of revenue from our consulting activity in early 2008, monthly revenue has not been sufficient to cover the Company’s monthly operating expenses. Our only revenue has been derived from a consulting agreement that is scheduled to terminate effective March 31, 2008. As of the date of this report, we have no other immediate prospects of generating additional revenue, other than the proceeds from the settled lawsuit against McGuireWoods LLP discussed in Item 3 above.

Our financial statements as of and for the period ended December 31, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. There can be no guarantee that we will be successful in generating sufficient cash flow from consulting and advisory services to continue as a going concern. If we are unsuccessful, we will cease operations.

The Company had no ethanol operations during 2007, and therefore no material operating or capital expenditures for the period. General and administrative expenditures for the year ended December 31, 2007 totaled $6,852,367. The Company is attempting to reduce its recurring operating cash uses to approximately $150,000 per month in the second quarter of 2008. The Company also anticipates no project development expenditures in 2008 unless significant funding is received.

If we are successful in bringing down our costs to $150,000 per month, and are paid the $320,000 we expect to receive from the McGuireWoods LLP settlement, we estimate we have sufficient cash on hand to continue our business until June, 2008.

To address our ability to continue as a going concern, we have been seeking additional capital through the sale and issuance of equity and debt financing. At this point, we have not been able to obtain this capital.

Our plan was to construct ethanol plants in Boone County, Iowa and Kankakee, Illinois and all permits for those plants were obtained in June, 2007. However, as noted above, we have been unable to obtain the capital to construct the plants. As a result, we were unable to extend the option to purchase land for the Kankakee, Illinois plant. We extended the option to purchase land for the Boone County, Iowa plant until the end of 2008 but must obtain capital to construct the plant which in the current environment may not be possible.

To complete construction and commence operation of the two plants we will need to raise approximately $730 million in new capital. This amount is intended to cover the cost of construction, capitalized interest during construction, pre-operating costs, financing and legal fees and the necessary working capital lines to operate the Plants and provide for risk management hedging activities. If we are unable to obtain this new capital we may not be able to continue as a going concern.

The Company’s Board of Directors formed a Special Committee to explore and evaluate strategic alternatives aimed at enhancing shareholder value for the Company's non-management stockholders. Strategic alternatives considered include a possible sale of the Company. The Special Committee has retained the investment banking firm of Christenberry Collet & Company, Inc. to provide independent financial advisory services and has engaged Stinson Morrison Hecker LLP as independent legal counsel. No strategic alternative will be pursued unless it is recommended by the Special Committee.

The Company and a privately-held company (the “Potential Acquiror”) entered into a letter agreement to provide financial assurances to the Potential Acquiror for the time and expense incurred in evaluating a possible purchase of the Company. Under the terms of the letter agreement, the Company is free to pursue any strategic transaction including the sale of the Company to another acquiror but is required to pay the Potential Acquiror a fee of $500,000 (and reimburse its reasonable expenses up to $500,000) if, within one year, the Company enters into an agreement with respect to a change-of-control transaction with another acquiror. However, that fee would be payable only upon consummation of such a transaction. There can also be no assurance regarding whether the Board will elect to pursue any other strategic alternatives it may consider, or that any such alternatives will be consummated.

Alternative Energy Sources, Inc. was incorporated on April 8, 2002 as a development stage company that planned to profit by providing consulting services and selling wind energy power systems to the residential, agricultural and small business sectors throughout Washington, Idaho, Montana, and Oregon.

In the 3rd quarter of 2004, the Company stated on Form 10-QSB that it was changing its business plan from focusing on business opportunities within the alternative energy marketplace to identifying and pursuing the development of a new business plan and direction for the Company. The reason for the change of direction was based upon the Company’s inability to raise proceeds or generate revenue from its proposed business plan. Since August 19, 2004, until the first quarter of 2008, we had no revenues.

As of December 31, 2007, we had seven full time employees who are responsible for company-wide management, marketing, project management, logistics and administration. If we are successful in obtaining financing, thus allowing us to execute the business plan, we anticipate an increase in employees of up to 25 full time equivalents by the end of 2008. There can be no assurance that the Company will be successful in obtaining the necessary funding to execute our business plan.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 7. FINANCIAL STATEMENTS

Financial statements as of and for the fiscal year ended December 31, 2007 have been examined to the extent indicated in their report by Bagell, Josephs, Levine & Company, L.L.C, independent registered public accounting firm, and have been prepared in accordance with GAAP and pursuant to Regulation S-B as promulgated by the SEC. The aforementioned financial statements are included herein starting with page  F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

During the most recent fiscal year and through the date of the dismissal of Stark Winter Schenkein & Co., no information is required to be reported under Item 304(a)(1)(iv)(B) of Regulation S-B. This change in accountants was disclosed in our Current Report on Form 8-K, filed with the SEC on August 15, 2006.

ITEM 8A. CONTROLS AND PROCEDURES

Disclosures Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC's rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15(b), our Chief Executive Officer and Chief Financial Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of the deficiency in our internal control over financial reporting discussed below.

ITEM 8A(T). CONTROLS AND PROCEDURES

Management's Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company in accordance with and as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the year ended December 31, 2007. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth information regarding our directors and executive officers as of December 31, 2007:

Name:	Age:	Position:	Director Since:
Mark A. Beemer	44	Chairman and Chief Executive Officer
Mr. Beemer joined the Company in 2006 and serves as Chairman of the Board, Chief Executive Officer and Director. Mr. Beemer came to the Company from Penford Products Company in Cedar Rapids, Iowa, where he served as Vice President of Commodities and assumed responsibility for trading corn futures, corn basis, natural gas, and other by-products of corn wet mills and oversaw all risk management utilizing futures, options, and cash contracts since 2005. Prior to moving to Penford, Mr. Beemer spent 12 years at Archer Daniels Midland Company (“ADM”), where he served from 2001 to 2005 as Vice President of Strategic Planning, Transportation, Origination, and Operations for the joint venture between ADM and Farmland Industries.

Lee L. Blank	44	President, Chief Operations Officer and Secretary
Mr. Blank joined the Company in 2006 and serves as President, Chief Operating Officer and Director. Prior to joining the Company, Mr. Blank spent 19 years at ADM, where he was most recently the Sales Manager and Director of Exports for ADM Milling. Mr. Blank previously served as Director of Rates for ADM Corporate Transportation, as Western Sales Manager of ADM’s Bio-Products Division, and as the manager for soybean crushing plants located in three states.

John J. Holland	58	Executive Vice-President and Chief Financial Officer
Mr. Holland joined the Company in August 2006. Mr. Holland was employed by Butler Manufacturing Company, a manufacturer of metal building systems for commercial construction, from 1980 until his retirement as CEO in 2004 following the strategic evaluation process that culminated in the sale of Butler Manufacturing Company to BlueScope Steel. Mr. Holland currently serves as a director for Cooper Tire and Rubber Co., Inc., Saia, Inc., and Saint Luke's Health System of Kansas City.

John A. Ward	56	Executive Vice-President & Director of Operations
Dr. Ward joined the Company in September 2006. From 1991 through 2006, Dr. Ward was at ADM, where he most recently served as Vice President and Director of Group Operations for Corn Products and Bio-Products from 2001 until he joined the Company.

W. Gordon Snyder	61	Director
Mr. Snyder is president of Black Diamond Strategies, an executive consulting company located in Leawood, Kansas, which he founded in 2003. He is also an active investor in, adviser to and/or Board member of numerous “early stage” companies in industries including financial services, technology, alternative energy, food and beverage, telecom and media. From 1986 through 2003, he worked at American Century Investments, where he most recently served as head of sales, marketing and services.

A. Michael Espy	54	Director
Mr. Espy was secretary of the United States Department of Agriculture from 1993 to 1994 and is a former U.S. congressman. Since 1994, Mr. Espy has been an attorney in private practice in his law firm, Mike Espy PLLC, and has operated a consulting firm, AE Agritrade Inc., where he has advised on agricultural matters, international commercial transactions, and public/private project investment.

John D. McNamara	59	Director
Mr. McNamara has been president and CEO of McNamara and Associates, an executive consulting firm based in Toronto, Ontario, since 2002. He is also president and CEO of Kompass Commodities International Inc., an agricultural and food ingredient brokerage firm, which he founded in 2004. Mr. McNamara joined ADM in 1985 and served as global president of ADM from 1998 to 2002. Mr. McNamara serves on the board of Twin Rivers Technologies and Toxin Alert Inc. Toxin Alert is traded on the Venture Exchange of the Toronto Stock Exchange.

Douglas D. Wilner	65	Director (1)
Mr. Wilner has been the managing partner of D. Wilner & Associates LP, a management consulting firm, since July, 2004, and he has also been the president and CEO of U.S. Syngas Inc., an energy development partnership since 1995. From 1996 to 2004, Mr. Wilner founded and served as the President and CEO of Pipeline Power Partners LP, a Robert Bass Group company.

(1) Douglas D. Wilner resigned from the Company’s Board of Directors, effective March 20, 2008.

The term of office of each director of the Company ends at the next annual meeting of the Company’s stockholders or when such director’s successor is elected and qualifies.

Board Committees

The Board of Directors is directly responsible for governance of the Company. Given the small size of the Board and the development stage of the Company, the Board as a whole serves as the audit, compensation and governance committees.

Director Independence

The Company has voluntarily adopted the NASDAQ Marketplace Rules for determining whether a director is independent and our Board of Directors has determined that three of our five directors, Messrs. Snyder, Espy, and McNamara, are “independent” within the meaning of Rule 4200(a)(15) of the NASDAQ Manual.

Family Relationships

None.

Code of Ethics

The Company has not adopted a code of ethics applicable to the officers of the Company. Given the small size of the Company and the development stage of the Company, such a program was deemed unnecessary. The Company intends to implement a code of ethics at such time as is more appropriate.

Compliance with Section 16 of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors and certain officers of the Company and persons who own more than ten percent of the Company’s common stock to file with the Securities and Exchange Commission initial reports of beneficial ownership (Form 3) and reports of subsequent changes in their beneficial ownership (Form 4 or Form 5) of the Company’s common stock. Such directors, officers and greater-than-ten-percent stockholders are required to furnish the Company with copies of the Section 16(a) reports they file. The Securities and Exchange Commission has established specific due dates for these reports, and the Company is required to disclose in this proxy statement any late filings or failures to file.

Based solely upon a review of the copies of the Section 16(a) reports (and any amendments thereto) furnished to the Company and written representations from certain reporting persons that no additional reports were required, the Company believes that its directors, reporting officers and greater-than-ten-percent stockholders complied with all these filing requirements for the fiscal year ended December 31, 2007.

ITEM 10. EXECUTIVE COMPENSATION

The following table summarizes all compensation recorded by us in the last completed fiscal year for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000 and up to two other individuals for whom disclosure would have been made in this table but for the fact that such individuals were not serving as our executive officers as of the end of the last completed fiscal year. Such officers are referred to herein as our “Named Executive Officers.”

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)(2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mark A. Beemer Chairman and CEO	2007	$190,000	—	—	$59,335	—	—	—	$249,335
Lee L. Blank President/ COO	2007	$160,000	—	—	$39,556	—	—	—	$199,556
John J. Holland EVP/CFO	2007	$180,000	—	—	$145,395	—	—	—	$325,395
John A. Ward EVP/Dir. of Operations	2007	$180,000	—	—	$159,929	—	—	—	$339,929

(1)	Granted under the terms of our 2006 Equity Incentive Plan.

(2)
Assumptions made in the valuation of stock options granted to Messrs. Beemer, Blank, Holland and Ward are discussed in Note 4 to the Consolidated Financial Statements of Alternative Energy Sources, Inc. for the period from incorporation to September 30, 2006. The Black-Scholes option-pricing model was used to determine the fair value of the option grants at the date of grant, with the following assumptions:

Expected Volatility	56.8-59.8%
Expected term (in years)	6.0-6.25
Expected dividends	0
Risk-free rate of return (weighted average)	4.76
Grant date fair value (options granted to Messrs. Beemer and Blank)	$1.00
Grant date fair value (options granted to Messrs. Holland and Ward)	$2.44-0.67
Expected forfeitures	0

Because the Company does not have specific historical or implied volatility information available due to it being in the development stage, expected volatility is based on the historical or implied volatility of similar entities with publicly available share or option prices. This methodology is in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 107-“D. Certain Assumptions Used in Valuation Methods.” The expected term represents the estimated average period of time that the options remain outstanding using the “simplified” method, also in accordance with Staff Accounting Bulletin No. 107. The risk-free rate of return reflects the weighted average interest rate offered for zero coupon treasury bonds over the expected term of the options.

Outstanding Equity Awards at Fiscal Year-End

Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Exercise Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares or Other Rights That Have Not Vested ($)
Mark A. Beemer	–	300,000	–		$1.00	–	–	–	–	–
Lee L. Blank	–	200,000	–		$1.00	–	–	–	–	–
John J. Holland	–	750,000	–	$ $	2.19- 0.67	–	–	–	–	–
John A. Ward	–	750,000	–	$ $	2.44- 0.67	–	–	–	–	–

Agreements with Executive Officers

We have entered into executive employment agreements with Mark Beemer, our Chairman and Chief Executive Officer, Lee Blank, our President and Chief Operating Officer, John Ward, our Executive Vice President and Director of Operations, and John Holland, our Executive Vice President and Chief Financial Officer.

Mark Beemer - Chairman and Chief Executive Officer

On June 19, 2006, we entered into an executive employment agreement with Mr. Beemer for a term of one year with automatic renewal for one-year periods commencing on the day after the effective date of the agreement. The agreement provides for an annual base salary of $190,000, with an opportunity to increase the base salary up to $240,000 upon the occurrence of certain events, and an annual bonus subject to our achieving our target performance levels, as approved by the compensation committee of our Board of Directors (or the full Board of Directors until our Board establishes a compensation committee).

Under the agreement, Mr. Beemer is also entitled to receive a grant of an option under our 2006 Equity Incentive Plan, to purchase 300,000 shares of common stock, 33.3% of which option shall vest and become exercisable on the first anniversary of the grant, an additional 33.3% of the option shall vest and become exercisable on the second anniversary of the grant, and the remaining 33.4% of the option shall vest and become exercisable on the third anniversary of the grant of the option. The options have an exercise price of $1.00 and expire June 19, 2016. Under the agreement, Mr. Beemer will be subject to typical non-competition and employee non-solicitation restrictions while he is employed by us and for one year thereafter. Mr. Beemer and his dependents will be entitled to participate in our benefit plans at our expense. Subject to certain notice requirements, Mr. Beemer and the Company are entitled to terminate the employment agreement at any time. If we terminate the employment agreement without cause or if Mr. Beemer terminates the employment agreement for good reason, then Mr. Beemer is entitled to receive his base salary and guaranteed bonus during the then-remaining term of the employment agreement plus a one-time severance payment equal to his then-current annual base salary, as well as continuation, at our expense, of Mr. Beemer’s participation in our benefit programs.

“Good reason,” under Mr. Beemer’s employment agreement, includes an adverse change in Mr. Beemer’s position, title, duties or responsibilities, or any failure to re-elect him to such position (except for termination for cause). Mr. Beemer’s employment agreement includes standard indemnity, insurance, non-competition and confidentiality provisions.

Lee Blank - President, Chief Operating Officer and Secretary

On June 19, 2006, we entered into an executive employment agreement with Mr. Blank. The Agreement provides for an annual base salary of $160,000, with an opportunity to increase the base salary up to $210,000 upon the occurrence of certain events, and an annual bonus subject to our achievement of our target performance levels as approved by the compensation committee of our Board of Directors (or the full Board of Directors until our Board establishes a compensation committee). Mr. Blank is also entitled to receive an option grant of 200,000 shares from our 2006 Equity Incentive Plan, 33.3% of which option shall be exercisable on the first anniversary of the grant, an additional 33.3% of the option shall be vested and become exercisable on the second anniversary of the grant, and the remaining 33.4% of the option shall be vested and become exercisable on the third anniversary of the grant of the option. The options have an exercise price of $1.00 and expire June 19, 2016. Subsequent grants of stock options will vest and be exercisable pursuant to the terms and conditions of the 2006 Equity Incentive Plan.

Under the agreement, Mr. Blank will be subject to traditional non-competition and employee non-solicitation restrictions while he is employed by us and for one year thereafter. Mr. Blank and his dependents will be entitled to participate in our benefit plans at our expense. If we terminate the employment agreement without cause or if Mr. Blank terminates the employment agreement for good reason, then Mr. Blank is entitled to receive his base salary and guaranteed bonus during the then-remaining term of the agreement plus a one time severance payment equal to his then-current annual base salary, as well as continuation, at our expense, of Mr. Blank’s participation in the benefit programs described above.

Mr. Blank’s employment agreement has a one-year term of service with automatic renewal for one-year periods commencing on the day after the effective date of the agreement subject to termination by the Company at any time for cause or without cause, and provides for severance payments to Mr. Blank, in the event he is terminated without cause or he terminates the agreement for good reason, in the amount of two times total compensation for the prior year. “Good reason” includes an adverse change in the executive’s position, title, duties or responsibilities, or any failure to re-elect him to such position (except for termination for cause). Mr. Blank’s employment agreement includes typical indemnity, insurance, non-competition and confidentiality provisions.

John A. Ward - Executive Vice President and Director of Operations

Dr. Ward executed an employment agreement with us on September 20, 2006, the date Dr. Ward was hired as our Executive Vice President and Director of Operations. Dr. Ward’s employment agreement is for a four-year term, providing for an annual base salary of $180,000, with an opportunity to increase the base salary up to $260,000 upon the occurrence of certain events, and an annual bonus subject to our achieving our target performance levels as approved by the Board of Directors. Dr. Ward is also entitled to receive an option grant of 400,000 and 350,000 shares, respectively from our 2006 Stock Option Plan, 25% of which shall be exercisable on the first anniversary of the grant, 25% of the option shall be vested and become exercisable on the second anniversary of the grant, 25% of the option shall be vested and become exercisable on the third anniversary of the grant, and the remaining 25% of the option shall be vested and become exercisable on the fourth anniversary of the grant of the option. The options have an exercise price of $2.44 and $0.67, respectively and expire September 20, 2016 and August 16, 2016, respectively.

Under the agreement, Dr. Ward will be subject to typical non-competition and employee non-solicitation restrictions while he is employed by us and for one year thereafter. Dr. Ward and his dependents will be entitled to participate in our benefit plans at our expense. Subject to certain notice requirements, Dr. Ward will be entitled to terminate the employment agreement at any time. If Dr. Ward terminates the employment agreement for good reason, then Dr. Ward is entitled to receive his base salary and guaranteed bonus during the then-remaining term of the agreement plus a one time severance payment equal to his then-current annual base salary, as well as continuation at our expense in the benefit programs described above.

John J. Holland - Chief Financial Officer and Assistant Secretary

John J. Holland executed an employment agreement with us upon the commencement of his employment on August 16, 2006. Mr. Holland's employment agreement is for a four year term, providing for an annual base salary of $180,000, with an opportunity to increase the base salary up to $260,000 upon the occurrence of certain events, and an annual bonus subject to our achieving our target performance levels as approved by the compensation committee of our Board of Directors (or the full Board of Directors until our Board establishes a compensation committee). Mr. Holland is also entitled to receive an option grant of 400,000 and 350,000 shares, respectively from our 2006 Stock Option Plan, 25% of which shall be exercisable on the first anniversary of the grant, 25% of the option shall be vested and become exercisable on the second anniversary of the grant, 25% of the option shall be vested and become exercisable on the third anniversary of the grant, and the remaining 25% of the option shall be vested and become exercisable on the fourth anniversary of the grant of the option. The options have an exercise price of $2.19 and $0.67, respectively and expire August 16, 2016 and 2017, respectively.

Under the agreement, Mr. Holland will be subject to typical non-competition and employee non-solicitation restrictions while he is employed by us and for one year thereafter. Mr. Holland and his dependents will be entitled to participate in our benefit plans at our expense. Subject to certain notice requirements, either Mr. Holland or we will be entitled to terminate the employment agreement at any time. If we terminate the employment agreement without cause or if Mr. Holland terminates the employment agreement for good reason, then Mr. Holland is entitled to receive his base salary and guaranteed bonus during the then-remaining term of the agreement plus a one time severance payment equal to his then-current annual base salary, as well as continuation at our expense of Mr. Holland’s participation in the benefit programs described above.

Repricing of Options/SARS

There was no repricing or replacement of options or stock appreciation rights in 2007.

2006 Equity Incentive Plan

On June 9, 2006 our Board of Directors adopted our 2006 Equity Incentive Plan (the “2006 Plan”). Also on June 9, 2006, the 2006 Plan was approved by our stockholders holding a majority of the outstanding shares of our common stock on that date.

The 2006 Plan is intended to promote our interests by attracting and retaining exceptional employees, consultants, and directors, and enabling participants in the 2006 Plan to participate in our long-term growth and financial success. Under the 2006 Plan, we may grant (i) stock options, which are intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code of 1986, as amended, (ii) non-qualified stock options, (iii) reload stock options, (iv) stock appreciation rights, and (v) restricted stock awards, which are restricted shares of common stock. Incentive stock options may be granted pursuant to the 2006 Plan for no more than 10 years from June 9, 2006. Non-qualified stock options, stock appreciation rights and restricted stock awards may be granted under the 2006 Plan until the 2006 Plan is discontinued or terminated by our Board of Directors. Reload stock options may be awarded for an identical period of time as the underlying option connected to such reload stock options.

A total of 4,000,000 shares of our common stock was reserved for issuance under the 2006 Plan. If an award granted under the 2006 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an award, the shares subject to such award and the surrendered shares will become available for further awards under the 2006 Plan.

The number of shares subject to the 2006 Plan, the number of shares subject to any numerical limit in the 2006 Plan, and the number of shares and terms of any award, may be adjusted in the event of any change in our outstanding common stock by reason of any stock dividend, spin-off, stock split, reverse stock split, recapitalization, reclassification, merger, consolidation, liquidation, business combination or exchange of shares, or similar transaction.

Limitation of Tax Deduction for Executive Compensation

Under Section 162(m) of the Internal Revenue Code, publicly traded companies may not receive a tax deduction on non-performance based compensation to executive officers in excess of $1 million. Awards under the Company’s 2006 Equity Incentive Plan qualify as performance-based compensation under the law. No specific actions have been taken with regard to cash compensation to comply with Section 162(m) at this time, since no officer’s cash compensation currently has the potential to be effected by the $1 million limit.

Directors’s Compensation

On January 5, 2007, our Board of Directors adopted a compensation policy for Board members, to compensate the non-employee directors for work performed at our request outside of Board meetings. The Board approved compensation to be paid to the non-employee directors at the rate of $250 per hour, up to a maximum of $1,800 per day, plus reimbursement of reasonable expenses. On that same date, our Board of Directors approved compensation of our non-employee directors at the rate of $750.00 per telephonic Board meeting, and $1,500.00 for personal attendance at Board meetings. In addition, we reimburse the non-employee directors for reasonable travel expenses incurred for the purpose of attending Board meetings. Directors who are also employees of the Company are not separately compensated for service on the Board.

In addition to compensation paid for meeting attendance and for services provided to us outside of Board meetings, our directors are eligible to participate in our 2006 Equity Incentive Plan.

Upon their elections to our Board of Directors, our non-employee directors were granted stock options under our 2006 Equity Incentive Plan to acquire 75,000 shares of our common stock. The exercise price of these options is equal to the closing price of our common stock on the OTC Bulletin Board on the date of the directors’ respective grants: $1.80 for Mr. Snyder; and $1.15 for Messrs. Espy, McNamara and Wilner and $1.60 for Mr. Spigarelli. One-third of each such option will vest on each of the first three anniversaries of the grant date and will expire 10 years after the grant date.

NON-EMPLOYEE DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards (S)	Options Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
W. Gordon Snyder	$19,838	—	$26,380	—	—	—	$46,218
A. Michael Espy	$3,750		$16,666				$20,416
John McNamara	$4,500		$16,666				$21,166
James Spigarelli (1)	$4,750		$16,666				$21,416
Douglas Wilner (1)	$15,250		$22,865				$38,115

(1)	Mr. Spigarelli resigned from the board on January 4, 2008 and Mr. Wilner resigned from the board on March 20, 2008.
(2)	The Black-Scholes option-pricing model was used to determine the fair value of the option grants with the following assumptions:

Expected Volatility	56.8-59.8%
Expected term (in years)	6.0-6.25
Expected dividends	0
Risk-free rate of return (weighted average)	4.76
Grant date fair value – 75,000 options	$1.80
Grant date fair value – 225,000 options	$1.15
Grant date fair value – 75,000 options	$1.60
Expected forfeitures	0

Because the Company does not have specific historical or implied volatility information available due to it being in the development stage, expected volatility is based on the historical or implied volatility of similar entities with publicly available share or option prices. This methodology is in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 107-“D. Certain Assumptions Used in Valuation Methods.” The expected term represents the estimated average period of time that the options remain outstanding using the “simplified” method, also in accordance with Staff Accounting Bulletin No. 107. The risk-free rate of return reflects the weighted average interest rate offered for zero coupon treasury bonds over the expected term of the options.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 20, 2008. The two tables set forth the beneficial ownership of (i) each person who, to our knowledge, beneficially owns more than 5% of the outstanding shares of common stock; (ii) each of the directors and executive officers of the Company; and (iii) all of our executive officers and directors as a group. The address of each executive officer and director is c/o Alternative Energy Sources, Inc., 310 W. 20th Street, Kansas City, Missouri 64108.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of class (1)
Mark A. Beemer	8,316,000 (2)	20.53%
Lee L. Blank	5,211,666 (3)	12.87%
A. Michael Espy	25,000 (4)	*
John J. Holland	131,000 (4)	*
John D. McNamara	25,000 (4)	*
W. Gordon Snyder	50,000 (4)	*
John A. Ward	400,000 (4)	*

Executive Officers and Directors as Group	14,158,666	35.0%

* The percentage of shares beneficially owned does not exceed 1% of our common stock

(1)
Beneficial ownership percentages are calculated based on 40,500,009 shares of common stock issued and outstanding as of March 20, 2008. Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act. The number of shares beneficially owned by a person includes shares of common stock underlying options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 20, 2008. The shares issuable pursuant to the exercise of those options or warrants are deemed outstanding for computing the percentage ownership of the person holding those options and warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person. The persons named in the table have sole voting and sole investment power with respect to the shares set forth opposite that person’s name, subject to community property laws, where applicable, unless otherwise noted in the applicable footnote.

(2)
Includes warrants to purchase 250,000 shares of common stock for a period of five years from June 19, 2006 at an exercise price of $2.00 per share and 100,000 stock options that are exercisable at $1.00 per share.

(3)
Includes warrants to purchase 10,000 shares of common stock for a period of five years from June, 19, 2007 at an exercise price of $2.00 per share and 66,666 stock options that are exercisable at $1.00 per share.

(4)
Includes exercisable stock options for each respective officer and director as follows: Mr. Espy 25,000 stock options exercisable at $1.15 per share; Mr. Holland 100,000 stock options exercisable at $2.19 per share; Mr. McNamara 25,000 stock options exercisable at $1.15 per share; Mr. Snyder 25,000 stock options exercisable at $1.80 per share; and Mr. Ward 100,000 stock options exercisable at $2.44 per share.

Changes in Control

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

Also on the Closing Date, the Company closed on a private offering of units of its securities consisting of Common Stock and warrants to purchase Common Stock (the “Offering”). Investors in the Offering purchased 12,000,000 shares of Common Stock and warrants to acquire 12,000,000 shares of Common Stock at an exercise price of $2.00 per share, expiring June 19, 2011. Consideration for the investors’ purchases totaled $12,000,000.

Immediately following the Merger and the Offering, the Alternative Energy stockholders held approximately 37.04% of the issued and outstanding shares of Common Stock and the Beemer Stockholders, investors in the Offering and a finder that received shares of Common Stock in connection with the Merger and the Offering held 63.96% of the Company’s issued and outstanding Common Stock.

On the date the Merger and the Offering closed, Mr. Stephen Jackson, then the Company’s sole director, appointed Mr. Beemer as a director, then resigned from the Board. Mr. Beemer then appointed Mr. Blank as director. The Company filled the additional vacancies on the Board by appointing the individuals described earlier in this proxy statement.

Equity Compensation Plan

Securities authorized for issuance under equity compensation plans as of December 31, 2007, are as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,839,000	$1.43	1,161,000
Equity compensation plans not approved by security holders	—	—	—
Total	2,839,000	$1.43	1,161,000

Equity compensation plans consist of our 2006 Equity Incentive Plan, under which our board of directors is authorized to issue options or other rights to acquire up to 4,000,000 shares of our common stock. The shares of common stock underlying awards granted under the 2006 Equity Incentive Plan include options to acquire 2,839,000 shares of common stock. Options granted under the 2006 Equity Incentive Plan entitle the grantee, upon exercise, to purchase a specified number of shares from us at a specified exercise price per share. The exercise price for shares of common stock covered by an option cannot be less than the fair market value of the common stock on the date of grant unless we agree otherwise at the time of the grant. The board of directors will determine the period of time during which an option may be exercised, except that no option may be exercised more than ten years after the date of grant.

Our stockholders approved and adopted the 2006 Equity Incentive Plan on June 9, 2006. Through December 31, 2007, our board of directors has granted stock options to acquire 2,839,000 shares of our common stock under the 2006 Equity Incentive Plan, at a weighted average exercise price of $1.43 per share.

During the past three years no unregistered securities under the Securities Act have been sold by the Company.

During the quarter ended December 31, 2007 we did not repurchase any shares as part of any publicly announced plans or programs or otherwise.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B. The information presented in Item 9 above regarding Director Independence is incorporated into this Item 12 hereto by reference.

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

3.1	Certificate of Amendment of the Certificate of Incorporation	Previously filed as Exhibit 3.1 to the Company’s Quarterly Report for the period ended September 30, 2007 on Form 10-QSB (File No. 000-51762)

3.2	By-Laws	Previously filed as Exhibit 3.2 to the Company’s Form SB-2 filed on February 11, 2003, registration number 333-103096, and is hereby incorporated into this filing by reference.

4.1	Form of Warrant issued to the Investors in the Private Placement Offering, June 19, 2006.	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2006 (File No. 000-51762).

4.2	Prospectus filed with the Securities and Exchange Commission that includes 12,600,000 shares of common stock and 12,000,000 shares of common stock issuable upon the exercise of warrants.	Incorporated by reference to Company’s Form SB-2 filed with the Securities and Exchange Commission on October 11, 2006.

4.3	Prospectus filed with the Securities and Exchange Commission that includes 12,600,000 shares of common stock and 12,000,000 shares of common stock issuable upon the exercise of warrants.	Incorporated by reference to Company’s Form SB-2/A filed with the Securities and Exchange Commission on December 21, 2006.

10.1	Form of Employment Agreement between the Company and John J. Holland dated August 16, 2006.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2006 (File No. 000-51762).

10.2	Form of Subscription Agreement date June 19, 2006 by and between Alternative Energy Sources, Inc., Beemer Energy, Inc., and the investors in the Offering.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2006 (File No. 000-51762).

10.3	Form of Registration Rights Agreement dated June 19, 2006 by and between Alternative Energy Sources, Inc. and the investors in the Offering.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2006 (File No. 000-51762).

10.4	Form of Employment Agreement, dated June 19, 2006, by and between Alternative Energy Sources, Inc. and Mark A. Beemer.	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2006 (File No. 000-51762).

10.5	Form of Employment Agreement, dated June 19, 2006, by and between Alternative Energy Sources, Inc. and Lee L. Blank.	Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2006 (File No. 000-51762).

10.6	Form of Lock-Up Agreement dated June 19, 2006 between Tompkins Capital Group and each of Mark A. Beemer and Lee L. Blank.	Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2006 (File No. 000-51762).

10.7	Form of Agreement and Plan of Merger and Reorganization dated June 19, 2006 among Alternative Energy Sources, Inc., Beemer Acquisition Corp. and Beemer Energy, Inc.	Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2006 (File No. 000-51762).

10.8	Form of Employment Agreement between the Company and Dr. John A. Ward dated September 20, 2006.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2006 (File No. 000-51762).

10.9	Non-Qualified Stock Option Agreement between the Company and John D. McNamara dated January 5, 2007.	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report for the period ended March 31, 2007 on Form 10-QSB (File No. 000-51762).

10.10	Non-Qualified Stock Option Agreement between the Company and Mike Espy dated January 5, 2007.	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report for the period ended March 31, 2007 (File No. 000-51762).

10.11	Non-Qualified Stock Option Agreement between the Company and Douglas D. Wilner dated January 5, 2007.	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report for the period ended March 31, 2007 (File No. 000-51762).

10.12	Form of Non-Qualified Stock Option Agreement.	Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report for the period ended March 31, 2007 (File No. 000-51762).

10.13	Letter Agreement with a Potential Acquiror dated November 9, 2007.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2007 (File No. 000-51762).

10.14	Indemnification Agreement between the Company and Mark A. Beemer, dated May 10, 2007*

10.15	Indemnification Agreement between the Company and Lee L. Blank, dated May 10, 2007*

10.16	Indemnification Agreement between the Company and John J. Holland, dated May 10, 2007*

10.17	Indemnification Agreement between the Company and John W. Ward, dated May 10, 2007*

10.18	Indemnification Agreement between the Company and John D. McNamara, dated May 10, 2007*

10.19	Indemnification Agreement between the Company and Mike Espy, dated May 10, 2007*

10.20	Indemnification Agreement between the Company and W. Gordon Synder, dated May 10, 2007*

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

* Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Auditors’ Fees

Bagell, Josephs, Levine & Company, LLC billed the Company the following amounts for services provided during fiscal 2007 and 2006:

	2007	2006

Audit Fees	$59,442	$34,579
Audit-Related Fees
Tax Fees
All Other Fees
Total Fees	$59,442	$34,579

*Audit fees in 2006 include additional audit fees paid in 2006 subsequent to the publication of the proxy statement for the annual meeting of stockholders in 2006. Audit fees in 2007 are fees billed through the date of this document.

•	Audit Fees. This category includes the fees and out-of-pocket expenses for the audit of the Company’s annual financial statements and review of the Company’s quarterly reports.

•
Audit-Related Fees. This category consists of fees for assurance and related services reasonably related to the performance of the audit or the review of the Company’s financial statements, not otherwise reported under Audit Fees.

•	Tax Fees. This category consists of fees for tax compliance, tax advice and tax planning.

•	All Other Fees. This category consists of fees for other non-audit services.

The Board is required to pre-approve all audit and non-audit services performed by the Company’s independent auditor to assure that the provision of such services does not impair the auditor’s independence. The Board will not authorize the independent auditor to perform any non-audit service which independent auditors are prohibited from performing under the rules and regulations of the Securities and Exchange Commission or the Public Company Accounting Oversight Board. The Board may delegate its pre-approval authority to one or more of its members, but not to management. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Board at its next scheduled meeting.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTERNATIVE ENERGY SOURCES, INC.

Date: March 28, 2008	By:	/s/ Mark A. Beemer
Mark A. Beemer
Chairman and Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark A. Beemer	Chairman and Chief Executive Officer and Director	March 28, 2008
Mark A. Beemer

/s/ Lee L. Blank	President, Chief Operating Officer and Director	March 28, 2008
Lee L. Blank

/s/ John J. Holland	Chief Financial Officer	March 28, 2008
John J. Holland

/s/ W. Gordon Snyder	Director	March 28, 2008
W. Gordon Snyder

/s/ A. Michael Espy	Director	March 28, 2008
A. Michael Espy

/s/ John D. McNamara	Director	March 28, 2008
John D. McNamara

EXHIBIT INDEX

Exhibit No.	Description	Reference
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

3.1	Certificate of Amendment of the Certificate of Incorporation	Previously filed as Exhibit 3.1 to the Company’s Quarterly Report for the period ended September 30, 2007 on Form 10-QSB (File No. 000-51762)

3.2	By-Laws	Previously filed as Exhibit 3.2 to the Company’s Form SB-2 filed on February 11, 2003, registration number 333-103096, and is hereby incorporated into this filing by reference.

4.1	Form of Warrant issued to the Investors in the Private Placement Offering, June 19, 2006.	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2006 (File No. 000-51762).

4.2	Prospectus filed with the Securities and Exchange Commission that includes 12,600,000 shares of common stock and 12,000,000 shares of common stock issuable upon the exercise of warrants.	Incorporated by reference to Company’s Form SB-2 filed with the Securities and Exchange Commission on October 11, 2006.

4.3	Prospectus filed with the Securities and Exchange Commission that includes 12,600,000 shares of common stock and 12,000,000 shares of common stock issuable upon the exercise of warrants.	Incorporated by reference to Company’s Form SB-2/A filed with the Securities and Exchange Commission on December 21, 2006.

10.1	Form of Employment Agreement between the Company and John J. Holland dated August 16, 2006.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2006 (File No. 000-51762).

10.2	Form of Subscription Agreement date June 19, 2006 by and between Alternative Energy Sources, Inc., Beemer Energy, Inc., and the investors in the Offering.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2006 (File No. 000-51762).

10.3	Form of Registration Rights Agreement dated June 19, 2006 by and between Alternative Energy Sources, Inc. and the investors in the Offering.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2006 (File No. 000-51762).

10.4	Form of Employment Agreement, dated June 19, 2006, by and between Alternative Energy Sources, Inc. and Mark A. Beemer.	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2006 (File No. 000-51762).

10.5	Form of Employment Agreement, dated June 19, 2006, by and between Alternative Energy Sources, Inc. and Lee L. Blank.	Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2006 (File No. 000-51762).

10.6	Form of Lock-Up Agreement dated June 19, 2006 between Tompkins Capital Group and each of Mark A. Beemer and Lee L. Blank.	Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2006 (File No. 000-51762).

10.7	Form of Agreement and Plan of Merger and Reorganization dated June 19, 2006 among Alternative Energy Sources, Inc., Beemer Acquisition Corp. and Beemer Energy, Inc.	Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2006 (File No. 000-51762).

10.8	Form of Employment Agreement between the Company and Dr. John A. Ward dated September 20, 2006.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2006 (File No. 000-51762).

10.9	Non-Qualified Stock Option Agreement between the Company and John D. McNamara dated January 5, 2007.	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report for the period ended March 31, 2007 on Form 10-QSB (File No. 000-51762).

10.10	Non-Qualified Stock Option Agreement between the Company and Mike Espy dated January 5, 2007.	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report for the period ended March 31, 2007 (File No. 000-51762).

10.11	Non-Qualified Stock Option Agreement between the Company and Douglas D. Wilner dated January 5, 2007.	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report for the period ended March 31, 2007 (File No. 000-51762).

10.12	Form of Non-Qualified Stock Option Agreement.	Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report for the period ended March 31, 2007 (File No. 000-51762).

10.13	Letter Agreement with a Potential Acquiror dated November 9, 2007.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2007 (File No. 000-51762).

10.14	Indemnification Agreement between the Company and Mark A. Beemer, dated May 10, 2007*

10.15	Indemnification Agreement between the Company and Lee L. Blank, dated May 10, 2007*

10.16	Indemnification Agreement between the Company and John J. Holland, dated May 10, 2007*

10.17	Indemnification Agreement between the Company and John W. Ward, dated May 10, 2007*

10.18	Indemnification Agreement between the Company and John D. McNamara, dated May 10, 2007*

10.19	Indemnification Agreement between the Company and Mike Espy, dated May 10, 2007*

10.20	Indemnification Agreement between the Company and W. Gordon Synder, dated May 10, 2007*

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

* Filed herewith.

ALTERNATIVE ENERGY SOURCES, INC.

ALTERNATIVE ENERGY SOURCES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Certified Public Accountants

406 Lippincott Drive, Ste. J
Marlton, NJ 08053-4168
(856) 346-2828 Fax (856) 396-0022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Alternative Energy Sources, Inc.
310 West 20th Street
Kansas City, MO 64108-2005

We have audited the accompanying consolidated balance sheet of Alternative Energy Sources, Inc., a development stage enterprise, as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the period May 10, 2006 (inception) to December 31, 2007. Alternative Energy Sources, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alternative Energy Sources, Inc. as of December 31, 2007, and the results of its operations and its cash flows for the period May 10, 2006 (inception) to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, unless the Company is successful in generating new sources of revenue, or obtaining debt or equity financing, or restructuring its business, the Company is likely to deplete its working capital during 2008. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Bagell, Josephs, Levine & Company, L.L.C.
Marlton, NJ 08053

March 20, 2008

ALTERNATIVE ENERGY SOURCES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2007

ASSETS
Current Assets
Cash-Unrestricted	$69,091
Cash and cash equivalents -Restricted	651,646
Investments	109,678
Accounts receivable (non-trade)	48,809
Prepaid expenses	22,716
Total Current Assets	901,940

Leasehold improvements	149,187

Property and equipment, net	37,336

Deposits	340,067
Capitalized project costs	2,155,143
Other long term assets	2,495,210

Total Assets	$3,583,673

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$605,273
Accrued liabilities	146,318
Total Liabilities	$751,591

Commitments and Contingencies	-

Stockholders’ Equity
Preferred stock, $.0001 par value, 100,000,000 shares authorized, no shares issued and outstanding	-

Common stock, $.0001 par value, 575,000,000 shares authorized, 40,500,009 shares issued	4,050

Additional paid-in capital	11,815,383
Accumulated deficit	(8,987,351)

Total Stockholders’ Equity	2,832,082

Total Liabilities and Stockholders’ Equity	$3,583,673

See accompanying notes to the consolidated financial statements.

ALTERNATIVE ENERGY SOURCES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS
For the Twelve Months Ended December 31, 2007 and for the period beginning
May 10, 2006 (Inception) to December 31, 2007

	For the Twelve Months Ended December 31, 2007	2007 Cumulative Totals Since Inception
Operating Revenues	$0	$0

Cost of Sales	0	0

Gross Profit	0	0

General and Administrative Expenses	6,852,367	9,418,313

Operating Loss	(6,852,367)	(9,418,313)

Investment and Other Income	218,794	437,308
Other Expense	(3,912)	(3,912)
Interest Expense	(1,305)	(2,434)
Loss Before Income Tax	(6,638,790)	(8,987,351)

Provision for Income Taxes	-	-

Net Loss	$(6,638,790)	$(8,987,351)

Net Loss per share:
Basic and diluted	$(0.16)	$(0.22)

Weighted Average Number of Shares Outstanding
Basic and diluted	40,500,009	40,500,009

See accompanying notes to the consolidated financial statements.

ALTERNATIVE ENERGY SOURCES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the period beginning May 10, 2006 (Inception) to December 31, 2007

	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Subscription Receivable	Total Stockholders Equity

Balance at May 10, 2006	0	$0	$0	$0	$0	$0

Issuance of common stock	12,900,000	1,290	710	0	(2,000)	0

Collection of subscription receivable	0	0	0	0	2,000	2,000

Offering of 12M units, issued for cash, net of fees of $1,554,499	12,600,000	1,260	11,044,241	0	0	11,045,501

Stock based compensation expense	0	0	169,388	0	0	169,388

Stock retained by original
Stockholders prior to reverse merger	15,000,009	1,500	(1,500)	0	0	0

Other comprehensive income:
Net unrealized gains on short-term investments	0	0	0		0

Net loss	0	0	0	(2,348,561)	0	(2,348,561)
Balance at December 31, 2006	40,500,009	$4,050	$11,212,839	$(2,348,561)	$0	$8,868,327

Stock based compensation expense	0	0	602,544	0	0	602,544

Other comprehensive income:
Net unrealized gains on short-term investments	0	0	0		0

Net loss	0	0	0	(6,638,790)	0	(6,638,790)
Balance at December 31, 2007	40,500,009	$4,050	$11,815,383	$(8,987,351)	$0	$2,832,082

See accompanying notes to the consolidated financial statements.

ALTERNATIVE ENERGY SOURCES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Twelve Months Ended December 31, 2007 and for the period beginning
May 10, 2006 (Inception) to December 31, 2007

	For the Twelve Months Ended December 31, 2007	2007 Cumulative Totals Since Inception

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(6,638,790)	$(8,987,351)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	14,485	18,375
Stock based compensation expense	602,544	771,932
Unrealized gains on short-term investments	0	0
Write-off capitalized project costs	2,242,781	2,242,781
Excess tax benefits from share-based payment arrangements	(210,890)	(270,176)
Changes in assets and liabilities:
Accounts receivable	(48,809)	(48,809)
Prepaid expenses	695,717	(22,716)
Accounts payable	501,343	605,273
Accrued liabilities	46,897	146,318
Net cash (used) in operating activities	(2,794,722)	(5,544,373)

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property and equipment	(17,874)	(55,711)
Leasehold improvements	(149,187)	(149,187)
Deposits	35,887	(340,067)
Capitalized Project Costs	(4,180,924)	(4,397,924)
Purchase of investments	(6,484,678)	(13,284,678)
Redemption of investments	13,175,000	13,175,000
Restrictions on Investments	(29,567)	(651,646)
Net cash (used) in investing activities	2,348,657	(5,704,213)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds from private placement offering	-	11,047,501
Excess tax benefits from share-based payment arrangements	210,890	270,177
Net cash provided by financing activities	210,890	11,317,678

Net increase in cash and cash equivalents	(235,175)	69,091
Cash and cash equivalents, beginning of period	304,266	0
Cash and cash equivalents, end of period	$69,091	$69,091

Supplemental disclosure of cash flows information:
Cash paid during the quarter for:
Interest	$0	$0
Income taxes	$0	$0

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

The accompanying financial statements have been prepared on the basis we will continue as a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have a history of operating losses that are likely to continue in the future. Our significant losses from operations and our dependence on equity and debt financing raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. Our operations must begin to provide sufficient revenues to improve our working capital position. Additionally, we will require additional capital to construct ethanol production facilities and commence our planned operations. If we are unable to raise additional capital we may need to revise our business plan, reduce the scope of our planned operations or discontinue our operations.

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

Restrictions on Cash

All restrictions on cash are properly disclosed and restricted amounts are appropriately segregated from other cash items in accordance with Statement of Financial Accounting Standards No. 5. As of December 31, 2007 restricted cash totaled $651,646 to collateralize an irrevocable letter of credit held as security deposit for office space. This is per the lease agreement with Broadway Properties, LLC. The Company was in default under certain provisions of its office space lease and obtained forbearance from the landlord until July 9, 2008 to cure the default.

Concentration of Credit Risk

As of December 31, 2007 our cash and cash equivalents are maintained in two financial institutions, First National Bank and UBS Financial Services, Inc. The balance of cash held in First National Bank is insured by the Federal Deposit Insurance Corporation up to $100,000. The balance of cash and cash equivalents in the UBS Financial Services, Inc. account is not insured. At December 31, 2007, our uninsured cash and cash equivalent balance totaled approximately $78,769.

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

Income Taxes

We account for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”). Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expenses or benefits due to our not having any material operations for the period ending December 31, 2007.

Earnings (Loss) Per Share

Earnings (Loss) per common share represents the amount of earnings (loss) for the period available to each share of common stock outstanding during the reporting period. Diluted earnings (loss) per share reflects the amount of earnings (loss) for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock. The computation of diluted earnings (loss) per share does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on earnings (loss) per share.

As of December 31, 2007, potential future dilutive securities include 12,000,000 shares issuable under outstanding warrants for a five year period at an exercise price of $2.00 per share, and 2,839,000 shares issuable under outstanding employee stock options.

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

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, including cash, investments, accounts payable and accrued liabilities, approximate their fair value as of December 31, 2007.

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

Expected Volatility	56.8 – 59.8%
Expected term (in years)	6.0-6.25
Expected dividends	0
Risk-free rate of return (weighted average)	4.76
Grant date fair value - 500,000 options	$1.00
Grant date fair value - 1,104,000 options	$1.80 to 2.58
Grant date fair value - 300,000 options	$1.15 to 1.60
Grant date fair value - 10,000 options	$0.87
Grant date fair value - 925,000 options	$0.67
Expected forfeitures	0

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

A summary of the stock option activity for the twelve months ended December 31, 2007, is listed below:

		Weighted-	Weighted- Average Remaining
	Number of	Average	Contractual
	Options	Exercise Price	Term (years)
Outstanding December 31, 2006	1,604,000	$1.90	9.6
Granted	1,235,000	$1.00	9.5
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2007	2,839,000	$1.43	9.0

As of December 31, 2007 there was $1,642,909 of total unrecognized compensation cost related to the outstanding stock options that will be recognized over straight-line vesting periods of three or four years.

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

Common stock

A summary of the warrant activity for the period ended December 31, 2007 is set forth below:

		WEIGHTED
		AVERAGE
	NUMBER OF	EXERCISE
	WARRANTS	PRICE

Outstanding at May 10, 2006 (date of inception)	0	$0
Granted	12,000,000	2.00
Exercised	0	0
Canceled or Expired	0	0
Outstanding at December 31, 2007	12,000,000	2.00

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
$1,018,000

The Company recognized rent expense related to the above leases of approximately $156,917 for the year ended December 31, 2007.

NOTE 8 - INCOME TAXES

Components of deferred assets consisted of the following:

Deferred tax asset
Net operating loss carry-forward	$3,595,000
Less: Valuation allowance	(3,595,000)
Net deferred tax asset	$0

The year to date net change in the valuation allowance was $2,656,000.

At December 31, 2007, the Company had approximately $8,987,000 of net operating loss carry-forwards which expire in 2026 and 2027.