Form 10-Q
period 2008-03-31
ALTERNATIVE ENERGY SOURCES INC
filed 2008-05-13
CIK 1175867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ____________.

Commission file number: 000-51762

Alternative Energy Sources, Inc.
(Exact name of small business issuer as specified in its charter)

Missouri	74-3038728
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

310 West 20th Street
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐  Accelerated filer  ☐ Non-accelerated filer  ☐  Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of April 25, 2008, the latest practicable date, 40,500,009 shares of the issuer’s common stock, were issued and outstanding.

Alternative Energy Sources, Inc.

ii

PART I – FINANCIAL INFORMATION

ALTERNATIVE ENERGY SOURCES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(unaudited)	*
ASSETS
Current Assets:
Cash-Unrestricted	$142,903	$69,091
Cash and cash equivalents – Restricted	378,684	651,646
Investments	46,365	109,678
Accounts receivable (non-trade)	-	48,809
Prepaid expenses	13,433	22,716
Total Current Assets	581,385	901,940

Leasehold improvements	143,865	149,187

Property and equipment, net	33,468	37,336

Deposits	340,167	340,067
Capitalized project costs	2,155,143	2,155,143
Other long term assets	2,495,310	2,495,210

Total Assets	$3,254,028	$3,583,673

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$478,693	$605,273
Accrued liabilities	121,297	146,318
Total Current Liabilities	599,990	751,591

Commitments and Contingencies	-	-

Stockholders’ Equity:
Preferred stock, $.0001 par value, 100,000,000 shares authorized, no shares issued and outstanding	-	-

Common stock, $.0001 par value, 575,000,000 shares authorized, 40,500,009 shares issued	4,050	4,050

Additional paid-in capital	11,950,544	11,815,383
Accumulated deficit	(9,300,556)	(8,987,351)

Total Stockholders’ Equity	2,654,038	2,832,082

Total Liabilities and Stockholders’ Equity	$3,254,028	$3,583,673

* Amounts derived from the audited financial statements for the year ended December 31, 2007

See accompanying notes to the consolidated financial statements.

ALTERNATIVE ENERGY SOURCES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED

	March 31, 2008	March 31, 2007	Cumulative Totals Since Inception (May 10, 2006)
	(unaudited)	(unaudited)
Operating Revenues	$346,600	$-	$346,600

Cost of Sales	-	-	-

Gross Profit	$346,600	-	346,600

General and Administrative Expenses	660,377	1,392,539	10,078,690

Operating Loss	(313,777)	(1,392,539)	(9,732,090)

Investment and Other Income	6,326	96,093	443,634
Other Expense	5,754	-	(9,666)
Interest Expense	-	(137)	(2,434)
Loss Before Income Tax	(313,205)	(1,296,583)	(9,300,556)

Provision for Income Taxes	-	-	-

Net Loss	$(313,205)	$(1,296,583)	$(9,300,556)

Net Loss per share:
Basic and diluted	$(0.01)	$(0.03)	$(0.23)

Weighted Average Number of Shares Outstanding
Basic and diluted	40,500,009	40,500,009	40,500,009

See accompanying notes to the consolidated financial statements.

ALTERNATIVE ENERGY SOURCES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED
	March 31, 2008	March 31, 2007	Cumulative Totals Since Inception (May 10, 2006)
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(313,205)	$(1,296,583)	$(9,300,556)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,868	3,188	22,243
Stock based compensation expense	135,161	139,275	907,093
Unrealized gains on short-term investments	-	-	-
Write-off capitalized project costs	-	-	2,242,781
Excess tax benefits from share-based payment arrangements	(47,306)	(48,746)	(317,482)
Changes in assets and liabilities:
Accounts receivable	48,809	-	-
Prepaid expenses	9,283	425,534	(13,433)
Accounts payable	(126,580)	381,116	478,693
Accrued liabilities	(25,021)	(34,143)	121,297
Net cash (used) in operating activities	(314,991)	(430,359)	(5,859,364)

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property and equipment	-	(6,952)	(55,711)
Leasehold improvements	5,322	-	(143,865)
Deposits	(100)	(871,513)	(340,167)
Capitalized project costs	-	(553,208)	(4,397,924)
Purchase of investments	-	(5,050,000)	(13,284,678)
Redemption of investments	63,313	7,550,000	13,238,313
Restrictions on investments	272,962	(7,235)	(378,684)
Net cash (used) in investing activities	341,497	1,061,092	(5,362,716)
CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds from private placement offering	-	-	11,047,501
Excess tax benefits from share-based payment arrangements	47,306	48,746	317,483
Net cash provided by financing activities	47,306	48,746	11,364,984

Net increase in cash and cash equivalents	73,812	679,479	142,903
Cash and cash equivalents, beginning of period	69,091	304,266	-
Cash and cash equivalents, end of period	$142,903	$983,745	$142,903

See accompanying notes to the consolidated financial statements.

Alternative Energy Sources, Inc.
Notes to the Consolidated Financial Statements

NOTE 1 - NATURE OF BUSINESS, ORGANIZATION AND BASIS OF PRESENTATION

Alternative Energy Sources, Inc. (“we”, “us” or “our”) is a development stage company which had planned to engage in the business of constructing, owning and operating fuel grade ethanol plants in the Mid-West corn belt and has been engaged in product development and pre-operational activities since its formation and has no operating history as a producer of ethanol. Our operations will substantially be the operations of Beemer Energy, Inc., our wholly-owned subsidiary. To date, we have been unsuccessful in securing the necessary capital to implement our business plan. In order to continue in business it will be necessary to generate cash flow; otherwise the Company will have insufficient funds to continue its business. To generate cash flow, commencing in the first quarter of 2008, we have sought to provide management advisory and consulting services. While we have generated a limited amount of revenue from our consulting activity in early 2008, monthly revenue has not been sufficient to cover the Company’s monthly operating expenses. Our only revenue has been derived from a consulting agreement that terminated March 31, 2008.

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

These consolidated financial statements have been prepared by the Company, without audit by independent registered public accountants, in accordance with generally accepted accounting principles in the United States of America (“GAAP”). In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the balance sheets, statements of operations and cash flow for the interim periods included herein have been made. The preparation of financial statements in accordance with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and revenues and expenses during the reporting period. Actual results could differ from those estimates. The accompanying consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-KSB for the year ended December 31, 2007.

NOTE 2 - GOING CONCERN

We are currently a development stage enterprise. All losses accumulated since the inception of business have been considered as part of our development stage activities.

The accompanying financial statements have been prepared on the basis we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have a history of operating losses that are likely to continue in the future. Our significant losses from operations and our dependence on equity and debt financing raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. Our operations must begin to provide sufficient revenues to improve our working capital position. Additionally, we will require additional capital to construct ethanol production facilities and commence our planned operations. Since we have been unable to raise additional capital we revised our business plan to seek management advisory and consulting contracts to generate revenue. We have also reduced the scope of our planned operations. If we are unsuccessful in generating revenue we will be unable to continue our operations.

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

Restrictions on Cash

All restrictions on cash are properly disclosed and restricted amounts are appropriately segregated from other cash items in accordance with Statement of Financial Accounting Standards No. 5. As of March 31, 2008 restricted cash totaled $378,684 to collateralize an irrevocable letter of credit held as security deposit for office space. This is per the lease agreement with Broadway Properties, LLC. The Company was in default under certain provisions of its office facility lease and obtained forbearance from the landlord until July 9, 2008 to cure the default. If the company is unable to secure additional funding it will forfeit the restricted cash of $378,684 and be obligated to pay the landlord an additional $190,992 under terms of the lease to cover leasehold improvements. The landlord reserved all rights and remedies under the Lease.

Concentration of Credit Risk

As of March 31, 2008 our cash and cash equivalents are maintained in two financial institutions, First National Bank and UBS Financial Services, Inc. The balance of cash held in First National Bank is insured by the Federal Deposit Insurance Corporation up to $100,000. The balance of cash and cash equivalents in the UBS Financial Services, Inc. account is not insured. At March 31, 2008, our uninsured cash and cash equivalent balance totaled approximately $42,903.

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

Income Taxes

We account for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”). Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expenses or benefits due to our not having any material operations for the period ending March 31, 2008.

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

As of March 31, 2008, potential future dilutive securities include 12,000,000 shares issuable under outstanding warrants for a five year period at an exercise price of $2.00 per share, and 2,764,000 shares issuable under outstanding employee stock options.

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

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, including cash, investments, accounts payable and accrued liabilities, approximate their fair value as of March 31, 2008.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes” which defines the threshold for recognizing the benefits of tax return positions in the financial statement as “more-likely-than-not” to be sustained by the taxing authority. FIN 48 also prescribes a method for computing the tax benefit positions to be recognized in the financial statements.

In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company is a development stage company and as such, deferred tax assets arising from net operation loss carryforwards were fully offset by a deferred tax valuation reserve resulting in no current or deferred income tax expenses or benefits for the period ended March 31, 2008. FIN 48 is effective for fiscal years beginning after December 15, 2006.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. This statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS 157 is effective for fiscal years beginning January 1, 2008. In February 2008, the FASB issued Staff Positions No. 157-1 and No. 157-2 which partially defer the effective date of Statement 157 for one year for certain nonfinancial assets and liabilities and remove certain leasing transactions from its scope. The Company is currently evaluating the impact of Statement 157 on its consolidated financial statements.

There are no other new accounting pronouncements pending adoption as of March 31, 2008, which the Company believes would have a significant impact on its consolidated financial position or results of operations.

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

Expected Volatility	56.8 – 59.8%
Expected term (in years)	6.0-6.25
Expected dividends	0
Risk-free rate of return (weighted average)	4.76
Grant date fair value - 500,000 options	$1.00
Grant date fair value - 1,104,000 options	$1.80 to 2.58
Grant date fair value - 225,000 options	$1.15
Grant date fair value - 10,000 options	$0.87
Grant date fair value - 925,000 options	$0.67
Expected forfeitures	0

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

A summary of the stock option activity for the three months ended March 31, 2008, is listed below:

			Weighted- Average
		Weighted- Average	Remaining Contractual
	Number of Options	Exercise Price	Term (years)
Outstanding December 31, 2007	2,839,000	$1.43	8.8
Granted	-	-	-
Exercised	-	-	-
Forfeited/Cancelled	(75,000)	$1.60	-
Outstanding at March 31, 2008	2,764,000	$1.42	8.8

As of March 31, 2008 there was $1,437,336 of total unrecognized compensation cost related to the outstanding stock options that will be recognized over straight-line vesting periods of three or four years.

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

Common stock

A summary of the warrant activity for the period ended March 31, 2008 is set forth below:

	Number	Weighted
	Of	Avg. Exercise
	Warrants	Price
Outstanding May 10, 2006 (date of inception)	0	$0
Granted	12,000,000	2.00
Exercised	0	0
Canceled or Expired	0	0
Outstanding March 31, 2008	12,000,000	$2.00

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

NOTE 7 - LEASE COMMITMENTS

The Company leases a copier and an office facility under operating lease agreements with the following approximate future minimum rental commitments:

2008	$247,000
2009	247,000
2010	245,800
2011	243,600
2012	243,600
$1,227,000

The Company recognized rent expense related to the above leases of approximately $58,500 for the quarter ended March 31, 2008. The Company was in default under certain provisions of its office facility lease and obtained forbearance from the landlord until July 9, 2008 to cure the default. If the company is unable to secure additional funding it will forfeit the restricted cash of $378,684 and be obligated to pay the landlord an additional $190,992 under terms of the lease to cover leasehold improvements. The landlord reserved all rights and remedies under the Lease.

NOTE 8 - INCOME TAXES

Components of deferred assets consisted of the following:

Deferred tax asset
Net operating loss carry-forward	$3,720,000
Less: Valuation allowance	(3,720,000)
Net deferred tax asset	$0

The year to date net change in the valuation allowance was $125,000.

At March 31, 2008, the Company had approximately $9,301,000 of net operating loss carry-forwards which expire in 2026 and 2027.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements regarding our business, financial condition, results of operations, performance and prospects. All statements that are not historical or current facts are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks, uncertainties and other factors, many of which may be beyond our control, that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements.

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

Management’s Plan of Operation and Discussion and Analysis of Financial Condition and Results of Operations

We are a development stage company that has been engaged in product development and pre-operational activities since its formation and have no operating history as a producer of ethanol. We had planned to engage in the business of constructing, owning and operating fuel grade ethanol plants in the Midwest corn-belt. To date, we have been unsuccessful in securing the necessary capital to implement our business plan. In order to continue in business it will be necessary to generate cash flow; otherwise the Company will have insufficient funds to continue its business. To generate cash flow, commencing in the first quarter of 2008, we have sought to provide management advisory and consulting services. While we have generated a limited amount of revenue from our consulting activity in early 2008, monthly revenue has not been sufficient to cover the Company’s monthly operating expenses. Our only revenue has been derived from a consulting agreement that terminated March 31, 2008. As of the date of this report, we have no other immediate prospects of generating additional revenue, other than the proceeds from the settled lawsuit against McGuireWoods LLP that was disclosed in our Form 10-KSB for the period ended December 31, 2007. The proceeds of such lawsuit, after expenses were paid, was approximately $320,000. The proceeds were paid to the Company on April 2, 2008, and will be reflected on our second quarter financial statements.

Our financial statements as of and for the period ended March 31, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. There can be no guarantee that we will be successful in generating sufficient cash flow from consulting and advisory services to continue as a going concern. If we are unsuccessful, we will cease operations.

The Company had no ethanol operations in the first quarter of 2008, and therefore no material operating or capital expenditures for the period. General and administrative expenditures for the quarter ended March 31, 2008 totaled $660,377 which includes $135,161 in stock based compensation expense. The Company has reduced its recurring operating cash uses to approximately $150,000 per month beginning in the second quarter and continues to pursue actions to reduce cash expenses. We estimate we have sufficient cash on hand to continue business until June 2008. The Company will not incur any project development expenditures in 2008 unless significant funding is received.

The Company was in default under certain provisions of its office facility lease and obtained forbearance from the landlord until July 9, 2008 to cure the default. If the company is unable to secure additional funding it will forfeit the restricted cash of $378,684 and be obligated to pay the landlord an additional $190,992 under terms of the lease to cover leasehold improvements. The landlord reserved all rights and remedies under the Lease.

In November, 2007 the Company’s Board of Directors formed a Special Committee to explore and evaluate strategic alternatives aimed at enhancing shareholder value for the Company's non-management stockholders. Strategic alternatives considered include a possible sale of the Company. The Special Committee has retained the investment banking firm of Christenberry Collet & Company, Inc. to provide independent financial advisory services and has engaged Stinson Morrison Hecker LLP as independent legal counsel. No strategic alternative will be pursued unless it is recommended by the Special Committee.

The Company and a privately-held company (the “Potential Acquiror”) entered into a letter agreement to provide financial assurances to the Potential Acquiror for the time and expense incurred in evaluating a possible purchase of the Company. Under the terms of the letter agreement, the Company is free to pursue any strategic transaction including the sale of the Company to another acquiror but is required to pay the Potential Acquiror a fee of $500,000 (and reimburse its reasonable expenses up to $500,000) if, within one year, the Company enters into an agreement with respect to a change-of-control transaction with another acquiror. However, that fee would be payable only upon consummation of such a transaction. There have been no further discussions with the Potential Acquiror and none are anticipated. There can also be no assurance regarding whether the Board will elect to pursue any other strategic alternatives it may consider, or that any such alternatives will be consummated.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not required to provide information under this item as it is a small reporting company, pursuant to the exclusion provided in S-K Item 305(e).

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this Form 10-Q, the Company conducted an evaluation of the effectiveness of the design and operation of its “disclosure controls and procedures” (“Disclosure Controls”). The controls evaluation was performed under the supervision and with the participation of management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

Based upon the controls evaluation, the Company’s CEO and CFO have concluded that, subject to the limitations noted below, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Disclosure Controls are effective to ensure that information the Company is required to disclose in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

During the period covered by this Form 10-Q, there were no changes in internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Attached as Exhibits 31.1 and 31.2 to this Form 10-Q are certifications of the CEO and the CFO, which are required in accordance with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications.

Definition of Disclosure Controls

Disclosure Controls are controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported timely. Disclosure Controls are also designed to ensure that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. The Company’s Disclosure Controls include components of its internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

On January 31, 2008 the Company filed a Petition of Damages in the Circuit Court of Jackson County, Missouri that was subsequently removed to the United States Federal Court for the Western District of Missouri, against McGuireWoods LLP relating to damages caused by defendants’ actions in the Company’s $12 million private placement of shares in 2006. The Company entered into a settlement agreement with McGuireWoods LLP pursuant to which the Company received approximately $320,000, after expenses, on April 2, 2008.

ITEM 1A. RISK FACTORS

The Company is not required to provide information under this item as it is a small reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES & USE OF PROCEEDS

None.

ITEM 3. DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed with or incorporated as part of this report as required by Item 601 of Regulation S-K:

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

ALTERNATIVE ENERGY SOURCES, INC.

Date: May 12, 2008

By:	/s/ Mark A. Beemer

Name: Mark A. Beemer
Title: Chairman and Chief Executive Officer

EXHIBIT INDEX
Exhibit No.	Description	Reference

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*  Filed herewith.