Form 10-Q
period 2008-06-30
ALTERNATIVE ENERGY SOURCES INC
filed 2008-08-19
CIK 1175867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Yes ☐  No ☒

As of August 14, 2008, the latest practicable date, 40,500,009 shares of the issuer’s common stock, were issued and outstanding.

Alternative Energy Sources, Inc.

ii

PART I - FINANCIAL INFORMATION

ALTERNATIVE ENERGY SOURCES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(unaudited)	*
ASSETS
Current Assets:
Cash-Unrestricted	$49,741	$69,091
Cash and cash equivalents - Restricted	380,540	651,646
Investments	24,653	109,678
Accounts receivable (non-trade)	-	48,809
Prepaid expenses	5,318	22,716
Total Current Assets	460,251	901,940

Leasehold improvements	-	149,187

Property and equipment, net	29,599	37,336

Deposits	2,525	340,067
Capitalized project costs	-	2,155,143
Other long term assets	2,525	2,495,210

Total Assets	$492,375	$3,583,673

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$547,507	$605,273
Accrued liabilities	387,877	146,318
Total Current Liabilities	935,384	751,591

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficit):
Preferred stock, $.0001 par value, 100,000,000 shares authorized, no shares issued and outstanding	-	-

Common stock, $.0001 par value, 575,000,000 shares authorized, 40,500,009 shares issued	4,050	4,050

Additional paid-in capital	12,019,996	11,815,383
Accumulated deficit	(12,467,054)	(8,987,351)

Total Stockholders’ Equity (Deficit)	(443,008)	2,832,082

Total Liabilities and Stockholders’ Equity (Deficit)	$492,375	$3,583,673

* Amounts derived from the audited financial statements for the year ended December 31, 2007

See accompanying notes to the consolidated financial statements.

ALTERNATIVE ENERGY SOURCES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
For the Three and Six Month Periods Ended June 30, 2008 and 2007 and
for the period beginning May 10, 2006 (Inception) to June 30, 2008

	Three Months Ended June 30,		Six Months Ended June 30,		May 10, 2006 to June 30, 2008
	2008	2007	2008	2007

Operating Revenues	$-	$-	$346,600	$-	$346,600

Cost of Sales	-	-	-	-	-

Gross Profit	-	-	346,600	-	346,600

General and Administrative Expenses	3,155,922	1,340,118	3,816,298	2,732,657	13,234,612

Operating Loss	(3,155,922)	(1,340,118)	(3,469,698)	(2,732,657)	(12,888,012)

Investment and Other Income	403,455	69,181	409,781	165,274	847,089
Other Expense	(414,031)	-	(419,786)	-	(423,697)
Interest Expense	-	(411)	-	(548)	(2,434)
Loss Before Income Tax	(3,166,498)	(1,271,348)	(3,479,703)	(2,567,931)	(12,467,054)

Provision for Income Taxes	-	-	-	-	-

Net Loss	$(3,166,498)	$(1,271,348)	$(3,479,703)	$(2,567,931)	$(12,467,054)

Net Loss per share:
Basic and diluted	$(0.08)	$(0.03)	$(0.09)	$(0.06)	$(0.31)
Weighted Average Number of Shares Outstanding
Basic and diluted	40,500,009	40,500,009	40,500,009	40,500,009	40,500,009

See accompanying notes to the consolidated financial statements.

ALTERNATIVE ENERGY SOURCES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED

	Six Months Ended June 30,		May 10, 2006 to June 30, 2008
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,479,703)	$(2,567,931)	$(12,467,054)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,737	6,749	26,111
Stock based compensation expense	204,613	279,883	976,545
Write-Off Capitalized Project Costs, Deposits & Other	2,903,325	150,000	5,146,106
Excess tax benefits from share-based payment arrangements	(71,615)	(97,959)	(341,790)
Changes in assets and liabilities:
Accounts receivable	48,809	-	-
Prepaid expenses	17,398	687,822	(5,319)
Accounts payable	(57,766)	392,025	547,509
Accrued liabilities	(30,328)	(72,520)	115,990
Net cash (used) in operating activities	(457,530)	(1,221,931)	(6,001,902)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	-	(17,874)	(55,711)
Leasehold improvements	10,650	-	(138,537)
Deposits paid	(125)	(901,513)	(340,167)
Capitalized project costs	(91)	(1,660,590)	(4,398,040)
Purchase of investments	-	(6,372,482)	(13,284,678)
Redemption of investments	85,025	10,300,000	13,260,025
Restrictions on investments	271,106	(14,623)	(380,540)
Net cash provided by (used in) investing activities	366,565	1,332,918	(5,337,648)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from private placement offering	-	-	11,047,501
Excess tax benefits from share-based payment arrangements	71,615	97,959	341,791
Net cash provided by financing activities	71,615	97,959	11,389,292
Net increase (decrease) in cash and cash equivalents	(19,350)	208,946	49,741
Cash and cash equivalents, beginning of period	69,091	304,266	-
Cash and cash equivalents, end of period	$49,741	$513,212	$49,741

See accompanying notes to the consolidated financial statement.

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

On June 23, 2008 the Board of Directors (the “Board”) of Alternative Energy Sources, Inc. (the “Company”), due to an inability to successfully raise funds for its ethanol plant construction or expand its ethanol management consulting business, initiated a plan to cease business operations. As a result of this plan, the Company has taken a total pre-tax one time non-cash charge totaling approximately $2.9 million in connection with winding down its operations, the largest charge being approximately $2.5 million relating to the asset impairment charge associated with the Company’s proposed Boone County, Iowa plant location. The Company is also subject to a lease for its headquarters with 78 months remaining on its term and employment agreements that stipulate payments upon termination without cause. Costs associated with future obligations under this lease and the employment agreements are not determinable at this point.

The Company’s Board furloughed effective June 30, 2008, all employees and the following officers: Lee L. Blank, John J. Holland and John A. Ward.

The Board also elected, effective July 1, 2008, Mark A. Beemer, who in addition to his current roles as Chairman and Chief Executive Officer will also serve as Chief Financial Officer. Effective July 1, 2008, Mr. Beemer’s compensation was adjusted to an hourly basis at his current annual rate of pay. Payment of the compensation is subject to the company’s ability to meet its obligation to Mr. Beemer. Additional information relating to Mr. Beemer’s age, experience, compensation, family relationships and related party transactions can be found in the Company’s Annual Report on Form 10-KSB for the period ended December 31, 2007 filed with the SEC on March 31, 2008.

Following the board meeting, on June 23, 2008, the following directors voluntarily resigned from the Board and from all committees of the Board: Lee L. Blank, W. Gordon Snyder, A. Michael Espy and John D. McNamara.

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

The accompanying financial statements have been prepared on the basis we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have a history of operating losses that are likely to continue in the future. Our significant losses from operations and our dependence on equity and debt financing raise substantial doubt about our ability to continue as a going concern. As noted above, on June 23, 2008, our board of directors initiated a plan to cease business operations. All employees and officers were furloughed effective June 30, 2008, except for Mr. Beemer, and all independent directors resigned effective June 23, 2008.

As a result of this plan, the Company recorded total pre-tax one time non-cash charges totaling approximately $2.9 million in connection with winding down its operations, the largest charge being approximately $2.5 million relating to the asset impairment charge associated with the Company’s proposed Boone County, Iowa plant location. The Company is also subject to a lease for its headquarters with 78 months remaining on its term and employment agreements that stipulate payments upon termination without cause. Costs associated with future obligations under this lease and the employment agreements are not determinable at this point.

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

Restrictions on Cash

All restrictions on cash are properly disclosed and restricted amounts are appropriately segregated from other cash items in accordance with Statement of Financial Accounting Standards No. 5. As of June 30, 2008 restricted cash totaled $380,540 which includes approximately $360,000 to collateralize an irrevocable letter of credit held as security deposit for office space improvements in accordance with a lease agreement with Broadway Properties, LLC and the balance of restricted cash, approximately $21,000 is to secure the Company’s credit card obligations. The Company is in default under certain provisions of its office facility lease and does not have the funds to cure the default and vacated the space in July. The landlord has reserved all rights and remedies under the Lease.

Concentration of Credit Risk

As of June 30, 2008 our cash and cash equivalents are maintained in two financial institutions, First National Bank and UBS Financial Services, Inc. The balance of cash held in First National Bank is insured by the Federal Deposit Insurance Corporation up to $100,000. The balance of cash and cash equivalents in the UBS Financial Services, Inc. account is not insured.

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

Income Taxes

We account for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”). Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expenses or benefits due to our not having any material operations for the period ending June 30, 2008.

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

As of June 30, 2008, potential future dilutive securities include 12,000,000 shares issuable under outstanding warrants for a five year period at an exercise price of $2.00 per share, and 784,249 shares issuable under outstanding employee stock options.

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

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, including cash, investments, accounts payable and accrued liabilities, approximate their fair value as of June 30, 2008.

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

In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company is a development stage company and as such, deferred tax assets arising from net operation loss carryforwards were fully offset by a deferred tax valuation reserve resulting in no current or deferred income tax expenses or benefits for the period ended June 30, 2008. FIN 48 is effective for fiscal years beginning after December 15, 2006.

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

There are no other new accounting pronouncements pending adoption as of June 30, 2008, which the Company believes would have a significant impact on its consolidated financial position or results of operations.

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

Because the Company does not have specific historical or implied volatility information available due to its development stage nature, expected volatility is based on the historical or implied volatility of similar entities with publicly available share or option prices. This methodology is in accordance with Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 107 - “D. Certain Assumptions Used in Valuation Methods.” The expected term represents the estimated average period of time that the options remain outstanding using the “simplified” method, also in accordance with the Securities and Exchange Commission SAB No.107. The risk-free rate of return reflects the weighted average interest rate offered for zero coupon treasury bonds over the expected term of the options.

All employees other than Mr. Beemer were terminated effective June 30, 2008, and the independent directors resigned as of June 23, 2008. As a result, unvested stock options were canceled, which is in accordance with the plan, and vested options must be exercised within ninety days of termination or resignation. All of the vested stock options have a grant price substantially less than the current market price. These changes have been reflected in the table below summarizing stock option activity for the six months ended June 30, 2008:

		Weighted-	Weighted- Average
	Number of	Average Exercise	Remaining Contractual
	Options	Price	Term (years)
Outstanding December 31, 2007	2,839,000	$1.43	9.0
Granted	-	-	-
Exercised	-	-	-
Forfeited/Cancelled	(2,054,751)	$1.41	-
Outstanding at June 30, 2008	784,249	$1.49	8.1

As of June 30, 2008 there was approximately $58,000 of total unrecognized compensation cost related to the outstanding stock options granted to the only remaining employee that will be recognized over straight-line vesting periods of three years.

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

Common stock

A summary of the warrant activity for the period ended June 30, 2008 is set forth below:

	Number	Weighted Avg.
	Of	Exercise
	Warrants	Price
Outstanding May 10, 2006 (date of inception)	0	$0
Granted	12,000,000	2.00
Exercised	0	0
Canceled or Expired	0	0
Outstanding June 30, 2008	12,000,000	$2.00

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

The Company has entered into employment agreements with certain key personnel which provide for a base salary, yearly bonuses subject to the Company achieving certain target performance levels as set by the board, stock options under the 2006 Stock Option Plan and other benefits. Termination of the agreements may be made by either party with advance notice. As noted the Company announced it would cease operations on June 30, 2008 and all employees were terminated other than Mr. Beemer. The Company does not have the funds to fund its obligations under the employment agreements.

NOTE 7 - LEASE COMMITMENTS

The Company leases a copier and an office facility under operating lease agreements. The Company has canceled the copier lease and is in default under terms of its office facility lease and does not have the funds to cure the default. The base rent due under the office facility lease is shown below:

2008	$247,000
2009	247,000
2010	245,800
2011	243,600
2012	243,600
$1,227,000

The Company recognized rent expense related to the above leases of approximately $117,000 for the six months ended June 30, 2008. The Company is in default under certain provisions of its office facility lease which is continuing and the company does not have the funds to cure the default. The landlord reserved all rights and remedies under the Lease.

NOTE 8 - INCOME TAXES

Components of deferred assets consisted of the following:

Deferred tax asset
Net operating loss carry-forward	$4,987,000
Less: Valuation allowance	(4,987,000)
Net deferred tax asset	$0

The year to date net change in the valuation allowance was $1,392,000.

At June 30, 2008, the Company had approximately $12,467,000 of net operating loss carry-forwards which expire in 2026 and 2027.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements regarding our business, financial condition, results of operations, performance and prospects. All statements that are not historical or current facts are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks, uncertainties and other factors, many of which may be beyond our control that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events are based on assumptions and are subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed from time to time with the Securities and Exchange Commission, known as the Commission, that advise interested parties of the risks and factors that may affect our business.

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

Management’s Plan of Operation and Discussion and Analysis of Financial Condition and Results of Operations

We are a development stage company that has been engaged in product development and pre-operational activities since its formation and have no operating history as a producer of ethanol. We had planned to engage in the business of constructing, owning and operating fuel grade ethanol plants in the Midwest corn-belt. We have been unsuccessful in securing the necessary capital to implement our business plan and as a result, on June 23, 2008 the Board of Directors (the “Board”) of Alternative Energy Sources, Inc. (the “Company”), due to an inability to successfully raise funds for its ethanol plant construction or expand its ethanol management consulting business, initiated a plan to cease business operations. As a result of this plan, the Company recorded total pre-tax one time non-cash charges totaling approximately $2.9 million in connection with winding down its operations, the largest charge being approximately $2.5 million relating to the asset impairment charge associated with the Company’s proposed Boone County, Iowa plant location. The Company is also subject to a lease for its headquarters with 78 months remaining on its term and employment agreements that stipulate payments upon termination without cause. Costs associated with future obligations under this lease and the employment agreements are not determinable at this point.

The Company’s Board furloughed effective June 30, 2008, all employees and the following officers: Lee L. Blank, John J. Holland and John A. Ward.

The Board also elected, effective July 1, 2008, Mark A. Beemer, who in addition to his current roles as Chairman and Chief Executive Officer will also serve as Chief Financial Officer. Effective July 1, 2008, Mr. Beemer’s compensation was adjusted to an hourly basis at his current annual rate of pay. Payment of the compensation is subject to the company’s ability to meet its obligation to Mr. Beemer. Additional information relating to Mr. Beemer’s age, experience, compensation, family relationships and related party transactions can be found in the Company’s Annual Report on Form 10-KSB for the period ended December 31, 2007 filed with the SEC on March 31, 2008.

Following the board meeting, on June 23, 2008, the following directors voluntarily resigned from the Board and from all committees of the Board: Lee L. Blank, W. Gordon Snyder, A. Michael Espy and John D. McNamara.

The Company was in default under certain provisions of its office facility lease which is continuing and the company does not have the funds to cure the default. The landlord has reserved all rights and remedies under the Lease. The base rent remaining under the term of the office facility lease totals approximately $1.2 million.

The accompanying financial statements have been prepared on the basis we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have a history of operating losses that are likely to continue in the future. Our significant losses from operations and our dependence on equity and debt financing raise substantial doubt about our ability to continue as a going concern. As noted above, on June 23, 2008, our board of directors initiated a plan to cease business operations recording a $2.9 million non-cash pretax charge that has been described previously. The company is in the process of winding down its operations.

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

On May 19, 2008 the Company filed a civil action against Louis W. Zehil, Chestnut Capital Partners II, LLC, and Strong Branch Ventures IV, LP, (the “Defendants”), in the United States District Court for the District of Kansas, seeking to establish the Defendants Section 16 liability to the Company to disgorge approximately $1.6 million of short-swing profits. On August 8, 2008 the court appointed Receiver of the Defendant’s assets filed a motion to stay the Company’s civil action. The Company is unable to determine when the outcome of this matter will be concluded.

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

ALTERNATIVE ENERGY SOURCES, INC.

Date: August 18, 2008

By:	/s/ Mark A. Beemer
Name: Mark A. Beemer Title: Chairman, Chief Executive Officer & Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Reference

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

1