Form 10-Q
period 2008-09-30
ALTERNATIVE ENERGY SOURCES INC
filed 2008-11-19
CIK 1175867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes ☐  No ☒

As of November 15, 2008, the latest practicable date, 40,500,009 shares of the issuer’s common stock, were issued and outstanding.

Alternative Energy Sources, Inc.

INDEX

		Page
	PART I -FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets September 30, 2008 and December 31, 2007	1

	Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and 2007 and Cumulative Totals Since Inception (May 10, 2006)	2

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 and Cumulative Totals Since Inception (May 10, 2006)	3

	Notes to Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	11

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	12

Item 4.	Controls and Procedures	12

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 1A.	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities & Uses of Proceeds	13

Item 3.	Defaults of Senior Securities	13

Item 4.	Submission of Matters to a Vote of Security Holders	14

Item 5.	Other Information	14

Item 6.	Exhibits	15

	Signature	16

	Exhibits Index

ii

PART I – FINANCIAL INFORMATION

ALTERNATIVE ENERGY SOURCES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(unaudited)	*
ASSETS
Current Assets:
Cash-Unrestricted	$7,972	$69,091
Cash and cash equivalents – Restricted	3,521	651,646
Investments	8,678	109,678
Accounts receivable (non-trade)	-	48,809
Prepaid expenses	30,531	22,716
Total Current Assets	50,702	901,940

Leasehold improvements	-	149,187

Property and equipment, net	29,599	37,336

Deposits	2,500	340,067
Capitalized project costs	-	2,155,143
Other long term assets	2,500	2,495,210

Total Assets	$82,801	$3,583,673

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$577,123	$605,273
Accrued liabilities	29,694	146,318
Total Current Liabilities	606,817	751,591

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficit):
Preferred stock, $.0001 par value, 100,000,000 shares authorized, no shares issued and outstanding	-	-

Common stock, $.0001 par value, 575,000,000 shares authorized, 40,500,009 shares issued	4,050	4,050

Additional paid-in capital	12,034,830	11,815,383
Accumulated deficit	(12,562,896)	(8,987,351)

Total Stockholders’ Equity (Deficit)	(524,016)	2,832,082

Total Liabilities and Stockholders’ Equity (Deficit)	$82,801	$3,583,673

* Amounts derived from the audited financial statements for the year ended December 31, 2007

See accompanying notes to the consolidated financial statements.

ALTERNATIVE ENERGY SOURCES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
For the Three and Nine Month Periods Ended September 30, 2008 and 2007 and
for the period beginning May 10, 2006 (Inception) to September 30, 2008

	Three Months Ended September 30,		Nine Months Ended September 30,		May 10, 2006 to September 30, 2008
	2008	2007	2008	2007

Operating Revenues	$-	$-	$346,600	$-	$346,600

Cost of Sales	-	-	-	-	-

Gross Profit	-	-	346,600	-	346,600

General and Administrative Expenses	96,430	881,253	3,912,729	3,613,909	13,331,042

Operating Loss	(96,430)	(881,253)	(3,566,129)	(3,613,909)	(12,984,442)

Investment and Other Income	588	38,433	410,370	203,707	847,677
Other Expense	-	(3,021)	(419,786)	(3,021)	(423,697)
Interest Expense	-	(411)	-	(960)	(2,434)
Loss Before Income Tax	(95,842)	(846,252)	(3,575,545)	(3,414,183)	(12,562,896)

Provision for Income Taxes	-	-	-	-	-

Net Loss	$(95,842)	$(846,252)	$(3,575,545)	$(3,414,183)	$(12,562,896)

Net Loss per share:
Basic and diluted	$(0.00)	$(0.02)	$(0.09)	$(0.08)	$(0.31)

Weighted Average Number of Shares Outstanding
Basic and diluted	40,500,009	40,500,009	40,500,009	40,500,009	40,500,009

See accompanying notes to the consolidated financial statements.

ALTERNATIVE ENERGY SOURCES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED

	Nine Months Ended September 30,		May 10, 2006 to September 30, 2008
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,575,545)	$(3,414,183)	$(12,562,896)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,737	10,617	26,111
Stock based compensation expense	219,447	438,151	991,379
Write-Off Capitalized Project Costs, Deposits & Other	2,903,325	150,000	5,146,106
Excess tax benefits from sharebased payment arrangements	(76,806)	(153,353)	(346,892)
Changes in assets and liabilities:
Accounts receivable	48,809	-	-
Prepaid expenses	(7,815)	689,802	(30,531)
Accounts payable	(28,150)	383,721	577,123
Accrued liabilities	(388,511)	(29,136)	(242,193)
Net cash (used) in operating activities	(897,509)	(1,924,381)	(6,441,883)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	-	(17,874)	(55,711)
Leasehold improvements	10,650	-	(138,537)
Deposits paid	(100)	(994,113)	(340,142)
Capitalized project costs	(91)	(3,201,398)	(4,398,040)
Purchase of investments	-	(7,395,325)	(13,284,678)
Redemption of investments	101,000	13,175,000	13,276,000
Restrictions on investments	648,125	(22,285)	(3,521)
Net cash provided by (used in) investing activities	759,584	1,594,005	(4,944,629)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from private placement offering	-	-	11,047,501
Excess tax benefits from share-based payment arrangements	76,806	153,353	346,983
Net cash provided by financing activities	76,806	153,353	11,394,484
Net increase (decrease) in cash and cash equivalents	(61,119)	(177,023)	7,972
Cash and cash equivalents, beginning of period	69,091	304,266	-
Cash and cash equivalents, end of period	$7,972	$127,243	$7,972

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

On June 23, 2008 the Board of Directors (the “Board”) of Alternative Energy Sources, Inc. (the “Company”), due to an inability to successfully raise funds for its ethanol plant construction or expand its ethanol management consulting business, initiated a plan to cease business operations. As a result of this plan, the Company has taken a total pre-tax one time non-cash charge totaling approximately $2.9 million in connection with winding down its operations, the largest charge being approximately $2.5 million relating to the asset impairment charge associated with the Company’s proposed Boone County, Iowa plant location. The Company is also subject to a lease for its headquarters with 75 months remaining on its term and employment agreements that stipulate payments upon termination without cause. Costs associated with future obligations under this lease and the employment agreements are not determinable at this point.

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

As a result of this plan, the Company recorded total pre-tax one time non-cash charges totaling approximately $2.9 million in connection with winding down its operations, the largest charge being approximately $2.5 million relating to the asset impairment charge associated with the Company’s proposed Boone County, Iowa plant location. The Company is also subject to a lease for its headquarters with 75 months remaining on its term and employment agreements that stipulate payments upon termination without cause. Costs associated with future obligations under this lease and the employment agreements are not determinable at this point.

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

Restrictions on Cash

All restrictions on cash are properly disclosed and restricted amounts are appropriately segregated from other cash items in accordance with Statement of Financial Accounting Standards No. 5. As of September 30, 2008 restricted cash totaled $3,521. The Company is in default under certain provisions of its office facility lease and does not have the funds to cure the default and vacated the space in July. The landlord has reserved all rights and remedies under the Lease.

Concentration of Credit Risk

As of September 30, 2008 our cash and cash equivalents are maintained in two financial institutions, First National Bank and UBS Financial Services, Inc. The balance of cash held in First National Bank is insured by the Federal Deposit Insurance Corporation up to $100,000. The balance of cash and cash equivalents in the UBS Financial Services, Inc. account is not insured.

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

Income Taxes

We account for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”). Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expenses or benefits due to our not having any material operations for the period ending September 30, 2008.

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

As of September 30, 2008, potential future dilutive securities include 12,000,000 shares issuable under outstanding warrants for a five year period at an exercise price of $2.00 per share, and 200,000 shares issuable under outstanding employee stock options.

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

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, including cash, investments, accounts payable and accrued liabilities, approximate their fair value as of September 30, 2008.

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

In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company is a development stage company and as such, deferred tax assets arising from net operation loss carryforwards were fully offset by a deferred tax valuation reserve resulting in no current or deferred income tax expenses or benefits for the period ended September 30, 2008. FIN 48 is effective for fiscal years beginning after December 15, 2006.

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

There are no other new accounting pronouncements pending adoption as of September 30, 2008, which the Company believes would have a significant impact on its consolidated financial position or results of operations.

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

All employees other than Mr. Beemer were terminated effective June 30, 2008, and the independent directors resigned as of June 23, 2008. As a result, unvested stock options were canceled, which is in accordance with the plan. Vested options not exercised within ninety days of termination or resignation were also cancelled in accordance with the plan. These changes have been reflected in the table below summarizing stock option activity for the nine months ended September 30, 2008:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)
Outstanding December 31, 2007	2,839,000	$1.43	9.0
Granted	-	-	-
Exercised	-	-	-
Forfeited/Cancelled	(2,539,000)	$1.48	-
Outstanding at September 30, 2008	300,000	$1.00	7.7

As of September 30, 2008 there was approximately $43,000 of total unrecognized compensation cost related to the outstanding stock options granted to the only remaining employee that will be recognized over straight-line vesting periods of three years.

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

Common stock

A summary of the warrant activity for the period ended September 30, 2008 is set forth below:

	Number Of Warrants	Weighted Avg. Exercise Price
Outstanding May 10, 2006 (date of inception)	0	$0
Granted	12,000,000	2.00
Exercised	0	0
Canceled or Expired	0	0
Outstanding September 30, 2008	12,000,000	$2.00

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
$1,227,000

The Company recognized rent expense related to the above leases of approximately $117,000 for the nine months ended September 30, 2008. The Company is in default under certain provisions of its office facility lease which is continuing and the company does not have the funds to cure the default. The landlord reserved all rights and remedies under the Lease.

NOTE 8 - INCOME TAXES

Components of deferred assets consisted of the following:

Deferred tax asset
Net operating loss carry-forward	$5,025,000
Less: Valuation allowance	(5,025,000)
Net deferred tax asset	$0

The year to date net change in the valuation allowance was $1,430,000.

At September 30, 2008, the Company had approximately $12,563,000 of net operating loss carry-forwards which expire in 2026 and 2027.

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

Management’s Plan of Operation and Discussion and Analysis of Financial Condition and Results of Operations

We are a development stage company that has been engaged in product development and pre-operational activities since its formation and have no operating history as a producer of ethanol. We had planned to engage in the business of constructing, owning and operating fuel grade ethanol plants in the Midwest corn-belt. We have been unsuccessful in securing the necessary capital to implement our business plan and as a result, on June 23, 2008 the Board of Directors (the “Board”) of Alternative Energy Sources, Inc. (the “Company”), due to an inability to successfully raise funds for its ethanol plant construction or expand its ethanol management consulting business, initiated a plan to cease business operations. As a result of this plan, the Company recorded total pre-tax one time non-cash charges totaling approximately $2.9 million in connection with winding down its operations, the largest charge being approximately $2.5 million relating to the asset impairment charge associated with the Company’s proposed Boone County, Iowa plant location. The Company is also subject to a lease for its headquarters with 75 months remaining on its term and employment agreements that stipulate payments upon termination without cause. Costs associated with future obligations under this lease and the employment agreements are not determinable at this point.

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

Date: November 19, 2008

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